Form 10QSB
period 2002-09-30
SINEWIRE NETWORKS INC
filed 2002-11-29
CIK 1169394

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended September 30, 2002

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-84976

SINEWIRE NETWORKS INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0358040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
#1208-1030 WEST GEORGIA STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6E 2Y3
(Address of Principal Executive Offices)
(604) 662-7900
Issuer's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer:

    filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
    has been subject to such filing requirements for the past 90 days. Yes  [ X ]    No  [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002 there were 5,000,000 common shares outstanding.

SINEWIRE NETWORKS, INC.
INDEX

PART I - FINANCIAL INFORMATION	Page
Item 1 - Financial Statements
Balance Sheet as of September 30, 2002 (unaudited)	4
Statements of Operations for the cumulative period from incorporation to September 30, 2002, for the three month period ended September 30, 2002, for the nine month period ended September 30, 2002 (unaudited)	5
Statements of Cash Flow for the cumulative period ended September 30, 2002, for the three month period ended September 30, 2002 and for the nine month period ended September 30, 2002 (unaudited)	6
Notes to Financial Statements (unaudited)	7
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations	8
Item 3 - Controls and Procedures	8
PART II - OTHER INFORMATION	8-9
Item 1 - Legal Proceedings	8
Item 2 - Change in Securities and Use of Proceeds	8
Item 3 - Defaults Upon Senior Securities	8
Item 4 - Submission of Matters of a Vote of Security Holders	8
Item 5 - Other Information	9
Item 6 - Exhibits and Other Reports on Form 8-K	9
FINANCIAL DATA SCHEDULE	10

SAFE HARBOR STATEMENT

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Sinewire Networks Inc. The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Item 1. Financial Statements - September 30, 2002

SINEWIRE NETWORKS, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
September 30, 2002
(Unaudited)

ASSETS
Current assets
Cash	$ 1,840
Total current assets	$ 1,840
LIABILITIES AND STOCKHOLDERS' EQUITY
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000
Additional paid in capital	4,400
Less: Subscription receivable	(3,000)
Deficit accumulated during the development stage	(4,560)
Total Stockholders' Equity	1,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,840

See notes to interim condensed financial statements.

SINEWIRE NETWORKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Inception through September 30, 2002
	2002	2001	2002	2001
General and administrative	$ 42	$ -	$ 2,532	$ -	$ 4,560
Net loss	$ 42	$ -	$ 2,532	$ -	$ (4,560)
Net loss per share:
Basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted average shares outstanding:
Basic and diluted	5,000,000	n/a	5,000,000	n/a

See notes to interim condensed financial statements.

SINEWIRE NETWORKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001	Inception through September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,532)	$ -	$ (4,560)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	4,400	-	4,400
Net change in:
Accrued expenses	(2,000)	-	-
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(132)	-	(160)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	-	-	2,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	2,000
NET INCREASE (DECREASE) IN CASH	(132)	-	1,840
Cash, beg. of period	1,972	-	-
Cash, end of period	$ 1,840	$ -	$ 1,840
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See notes to interim condensed financial statements.

SINEWIRE NETWORKS, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sinewire Networks, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001 as reported in Form SB-2, have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FILING.

Financial Condition, Liquidity and Capital Resources

Since inception on October 4, 2001, our Company has been engaged as a start-up wireless communications service provider. We have no assets or business operations. We have only just completed our business plan to supply wireless high-speed Internet services, and other complementary Internet and telecommunications services. Our Company's principal capital resources have been acquired through issuance of common stock.

At September 30, 2002, we had positive working capital of $1,840 compared to positive working capital of $1,882 at June 30, 2002.

At September 30, 2002, our Company's total assets of $1,840 consists of only cash. This compares with our Company's assets at June 30, 2002 of $1,840, which consisted of mainly cash.

At September 30, 2002, our Company's total liabilities were $NIL, which was the same as at June 30, 2002.

Our Company has not had revenues from inception. Although there is insufficient capital to complete our business plan, our Company expects to survive and continue operations with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $42 for the three months ending September 30, 2002 and $4,560 since inception to September 30, 2002. The principal component of the loss was for general and administrative expenses.

Operating expenses for the three months ending September 30, 2002 were $42, compared to the nine months ending September 30, 2002 which were $2,532.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Patrick Ward, chief accounting officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Ward concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 6, 2002 our Form SB-2 registration statement was declared effective. We are offering a total of 2,000,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINEWIRE NETWORKS INC.

(Registrant)

By:___/s/ Patrick J. Ward________ President, CEO, Chief Financial Officer & Director	By: /s/ Hani Zabaneh Secretary & Director
Date: November 22, 2002	Date: November 22, 2002

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE SEPTEMBER 30, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	DEC-31
<PERIOD-END>	SEP 30, 2002
<CASH>	1,840
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	1,840
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	1,840
<CURRENT-LIABILITIES>	NIL
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	5,000,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	1,840
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(42)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(42)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(42)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)