Form 10KSB
period 2002-12-31
SINEWIRE NETWORKS INC
filed 2003-04-04
CIK 1169394

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-84976

SINEWIRE NETWORKS INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0358040 (Employer Identification No.)

1030 West Georgia Street
Suite 1208
Vancouver, British Columbia
Canada V6E 2Y3
(Address of principal executive offices, including zip code.)

(604) 662-7900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. December 31, 2002 $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2002: N/A.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002: 5,564,500 common shares outstanding

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

SAFE HARBOR STATEMENT

This annual report on Form 10-KSB includes forward-looking statements. All statements, other than statements of historical fact made in this Annual Report on Form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Altus Explorations Inc. The Company's actual results may differ significantly from management's expectations.

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

SINEWIRE NETWORKS INC.
INDEX TO FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

The company was incorporated in the State of Nevada on October 4, 2001. We are a start-up wireless Internet service provider. We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business office is located at #1208 - 1030 West Georgia Street, Vancouver, British Columbia, Canada V6E 4Y3. Our telephone number is (604) 662-7900. Our offices are leased from Alpha Beta Developments Inc. on a month-to-month basis and our monthly rental is $200.

Background

We are a start-up wireless communications service provider. We intend to provide wireless communications to underserved markets throughout North America. We have not yet commenced the engineering of our proposed wireless networks, or the marketing and deployment of our proposed services.

Proposed Business Focus

We intend to provide a telecommunications delivery service to businesses, Internet Service Providers (ISPs) and telecommunication companies in underserved markets in North America. Our proposed networks will act as a conduit for the transmission of wireless high speed and complementary Internet and telecommunications services. In particular, we intend to provide high speed wireless Internet access from the main Internet backbone to our customers.. The Internet backbone is the high-speed line or series of connections that forms the major pathway within for the Internet. We intend to accomplish this through the establishment of strategic relationships with complementary businesses within the target markets. Potential strategic partners include the telecommunications companies that supply the main fiber Internet backbone to which we will connect and property companies possessing roof rights needed for the deployment of the services. We have not obtained any such strategic partners to date.

Potential Revenue Streams

There are six potential revenue streams which we are targeting in our proposed business plan:

- Leasing of a high speed telecommunication link to increase the amount of data that can be transmitted for an Internet connection.

- Installations for wireless Internet connection services

- Telephony - this involves the use of the Internet for transmission of voice, fax and/or video

- Establishing private networks of computers that are at least partially connected by public phone lines.

- On-line services such as e-mail, hosting of Internet web sites & security solutions

- Network/ LAN extensions (a LAN, or local area network, is a short-distance network used to link a group of computers together within a building.)

Unless we are able to derive revenue from any or all of these six potential sources our proposed business operations will fail.

Transmission Technology

To transmit our proposed wireless communications service, we intend to use fixed two-way wireless radio signal devices. Operating within the public transmission bands (i.e. unlicensed transmission frequencies), this technology is capable of providing bandwidth from 1.5Mbps (Megabits per second) to a present maximum of 33Mbps. Megabits per second is used to describe data transmission speeds, such as the rate at which information travels over the Internet..

The hubs or "points-of-presence" will be able to serve point to point (servicing one building with multiple tenants) and point to multi-point (servicing multiple buildings with one or more tenants), depending on the location of our potential customers.

The equipment selected by us also has the capability to operate within licensed bands (i.e. licensed transmission frequencies) if such service is required. The decision to pursue licensed bands will vary from one country to another based on availability, regularity issues and cost.

We recognise that advancement in transmission technologies is inevitable and will therefore continue to monitor new technology to complement or replace our wireless service as warranted in the future.

The Market Opportunity

1. The High Bandwidth Market

According to Forbes magazine, the number of Internet users worldwide soared to more than 300 million in the year 2000. The growing acceptance & reliance on computers and the Internet in the workplace has resulted in an increasing demand for high bandwidth (i.e. high-speed and capacity Internet connectivity) access to facilitate the transfer of large volumes of corporate data. In many parts of the world there is no infrastructure in place to accommodate this increasing demand. Within North America, the outlying business parks and residential subdivisions are the areas not being reached by broadband (i.e. high-speed Internet connection involving a data transmission scheme where multiple transmissions share a single communications path) access; in other parts of the world, the neglect spreads right to the city core.

Wireless access technologies are a cost-effective alternative to wire-based communications, since they eliminate the cost of installing copper wire, cable or fiber; obtaining access rights-of-way; street excavations to lay wire and many other costs associated with wire-based solutions.

International Data Corp. (IDC) estimates that revenue generated by basic services delivered via fixed wireless technologies will grow from $767 million in 1999 to $7.4 billion in 2003 worldwide.

In the opinion of the Cathers In-Stat Group, the whole wireless communication industry is expected to grow to an unprecedented US $177 billion by the year 2006. Cisco, a recognized leader in the Internet infrastructure industry, endorses such growth estimates by expressing the opinion that "the Broadband wireless market alone will reach $16 billion by 2005."

2. Target Market

In North America, we intend to target businesses which are grouped together and residential apartment buildings surrounding major cities with populations greater than 500,000. We may also look for opportunities outside of North America in the future, at which time our target market will expand to include city centres.

In general, the targeted businesses contain numerous small single or double story buildings, which are widely spaced, thus lacking the density of the urban cores. The sprawling nature of such subdivisions makes the installation and use of fiber extremely expensive. DSL (i.e. "Digital Subscriber Line" or technology that uses existing copper wiring that exists in almost every home to allow data transmission over the wires at far greater speed than the standard phone wiring) technology, which is currently endorsed by the telecom companies, is still not a viable option for guaranteed broadband due to issues in speed degradation, that is related to the distance of the target customer from the telecom companies' central offices. In some areas of service where the central office is several miles from a business location, DSL is almost as slow as using a 56k modem (i.e. a transmission device that operates at a transmission speed of 56000 bits per second).

Our typical prospective customer will be a company with a minimum of 10 employees, using a number of personal computers ("PCs") installed on their premises and generally linked by a Local Area Network (i.e. a short-distance network used to link a group of computers together within a building.). The customer will have a Web site and will be using the Internet for some preliminary e-commerce activity. Although many target customers may be ready for services obtained from a provider of business applications on a pay and use basis that allow companies to outsource applications/operations such as billing that were previously handled internally, the lack of adequate bandwidth will inhibit them from the uses of such services. Preliminary contact with prospects in a broad section of the market has confirmed that if service were available today the companies would become immediate prospective clients.

In North America alone, at least 160 cities have no adequate high-speed Internet service to their areas where businesses are grouped together in areas surrounding cities (i.e. "business parks"). On average, each of those cities have 20 business parks and, in turn, each subdivision hosts an average of about 250 companies, resulting in approximately 5,000 potential clients per city for an aggregate of approximately 800,000 potential clients within the high speed Internet market.

Our proposed high-speed wireless Internet access system will be intended to provide the following key benefits to its prospective customers:

Installation Speed and Simplicity: Installing a wireless system can be fast and easy and avoids the disruption caused by pulling cable through walls and ceilings.

Installation Flexibility: Wireless technology allows the network to go where wire cannot go.

Reduced Cost: Overall the cost to the consumer will be lower than the competition due to the lower cost of installation and operation.

Scalability: Wireless systems can be configured in a variety of topologies to meet the needs of specific applications and installations. Configurations are easily changed and range from peer-to-peer networks (i.e. a network where every computer can share files with all other computers on the network) suitable for a small number of users to full infrastructure networks of thousands of users that enable roaming over a broad area.

Business Objectives & Milestones

Our goal is to be a competitive wireless high speed Internet service provider. Our strategy for achieving this goal includes the following core elements:

1. Markets

Due to the speed of change in the Internet market, we intend to expand aggressively in order to secure major markets.

Using the proceeds from this offering, we intend to complete a trial version of our proposed operation in Vancouver, BC by the end of our first year of operations.

In the second year of operations, and subject to additional financing, we intend to expand to Edmonton, Calgary and Saskatchewan.

In the third year of operations, subject to additional financing, we intend to expand into the US.

2. Services

We intend to be low cost supplier of data transmission and to capitalize on markets that traditional telecommunications companies have so far ignored. We also intend to offer data products such as long distance, fax, voice mail, email and web pages. We intend to deliver high-quality customer service and support

3. Technology

We intend engineer our proposed networks using technology that initially delivers 1-33 Mbps, but that will potentially increase to 155 Mbps within one year.

4. Operations

We will attempt to leverage strategic relationships with the commercial real estate sector and with fiber telecom companies. We have no such relationships as of the date hereof and we cannot be sure that we will ever establish any such relationships.

Key Success Factors

The following factors will be important for the potential success of our business:

1. Strategic Relationships

It is extremely important for us to build relationships with the fiber telecom companies and commercial real estate holders within our target markets in order to secure the resources we need to reach our prospective customers. We are have not established any significant strategic relationships to date.

2. Aggressive Expansion Strategy

In order to compete and secure a customer base, we will have to aggressively expand into our target markets. Being an early entrant will reduce costs in obtaining customers, since we will not have to convince potential customers to switch from existing high speed Internet suppliers.

Companies that are able to penetrate the market quickly and can provide an efficient and effective wireless solution will enjoy significant competitive advantages. Unless we are able to do this we will be at a distinct disadvantage. In particular, being first within a target market allows a company to establish:

Reputation - A company's image and reputation is important to prospective customers and the early entrant can develop an enhanced reputation by being a pioneer.

Customer Loyalty - By providing affordable access and superior support with complementary services, a company can ensure long-term customer loyalty.

Learning Curve - Early entry can initiate the learning process in a business. Experience is difficult to imitate, so competitors, who enter the market after, will always be one step behind.

Preemptive Position - A policy of rapid growth through affiliation and acquisition of complementary marketing entities allows companies to build on a significant scale before a competitor can copy and execute a catch up strategy.

Service Package Definition - A company that enters the market first is able to pioneer what is necessary to satisfy customers needs by supplying their wireless high-speed Internet access with the installation of a wireless Local Area Network.

We cannot guarantee that we will be able to penetrate our target market faster than our competition. Unless we are able to do this we will be at a distinct disadvantage.

3. Brand Recognition

If we are to compete within the wireless communications industry, we must establish positive brand recognition in our target market as being a low-cost high bandwidth provider.

4. Customer Focus & Service

Marketing is a large expense, consuming the company resources, in terms of both cash and effort. The cost of keeping a customer is much less than the cost of seeking and signing up a new customer, thus making retention of customers an extremely important objective.

To achieve excellent customer service, we will ensure that we continue to offer any of our customers affordable, quality services, together with excellent customer care and technical support, thereby reducing the risk of customer turnover and negative publicity.

5. Skilled Management Team

Our directors and officers currently lack experience in developing, marketing and deploying a wireless communications network. As such, we must retain skilled management and employees relevant to our business focus. In-depth knowledge of operations, regions (markets), key contacts, and in-depth knowledge of communications transmission technology will be essential for our implementation of our business plan. We intend to hire skilled officers, employees and/or consultants on completion of this offering.

Competitive Analysis

1. Barriers to Entry

There are several barriers to entry into the high bandwidth transmission market, which reduce potential competition in the industry.

Real Estate Access

The greatest barrier to wireless providers entering this market is access to roof rights on strategically located real estate. Such access is required for the placement of antennae needed to deliver and transmit the radio signals within the company's network. We will attempt to align ourselves with major real estate owners within our target markets, so as toe enable us to overcome this hurdle. We currently lack such contacts.

Cost of Equipment

The cost of installing the equipment for wired based systems is extremely expensive, placing many potential markets out of reach for wire or cable transmission-based companies for the foreseeable future. Although less expensive than wired systems, wireless systems also have large costs making it a risky venture in markets in which there is already established competition between the telecom and cable companies. Therefore, we will target untapped and under-served markets outside of the city cores.

Brand Recognition

A service provider with a known and well-recognized brand name will typically be chosen in preference to its less recognized competitor. We will lack brand recognition and this may place us at a significant disadvantage. However, we intend to establish brand recognition and customer loyalty by offering superior service to competitors.

2. Alternative Technologies

The following is a list of the alternative forms of high-speed Internet service mediums with which we will be competing:

Various Alternative Platforms	Current Availability for Business	Maximum Upstream Data Rate	Maximum Downstream Data Rate	Cost	Time to Market	Symmetrical or Asymmetrical Upstream versus Downstream rate
Fiber-in-the-loop	High	2.5 Gbps (gigabytes per second)	2.5 Gbps	High	Slow	Symm.
Hybrid Fiber Coax (HFC)	Low	10 Mbps (megabytes per second)	30 Mbps	High	Slow	Asymm.
Broadband fixed wireless	Low	33 Mbps	33 Mbps	Low	Fast	Symm.
Very small aperture terminal	High	2 Mbps	2 Mbps	Moderate	Moderate	Asymm.
Broadband Satellite	Medium	64 Kbps	400 Kbps	High	Slow	Asymm.
Enhanced Copper (ADSL, xDSL)	Low	640 Kbps	1.5 Mbps	High	Slow	Asymm.
Twisted pair copper (analog)	High	56 Kbps	56 Kbps	Low	Fast	Symm.
Cellular Data	Medium	19.6 Kbps	19.6 Kbps	Moderate	Moderate	Symm.

Satellite and wireless cable companies are also trying to offer services to the market, but they are not offering high-speed bandwidth delivery to match the market's needs.

Established Telecoms

The major telecommunications companies, whether they are a telephone company that was providing local service when the Telecommunications Act of 1996 was enacted (referred to as Incumbent Local Exchange Carriers or ILECs) or a company that competes with the already established local telephone business (known as Competitive Local Exchange Carriers or CLECs), compete in the general high-speed Internet market, offering an assortment of high-speed Internet services. While these companies have a meaningful presence in the urban cores, they have not been willing to expand their services into our target market. The primary reason for this is cost. The need to ensure that the copper circuits are robust enough to provide quality connectivity for digital subscriber line services is cause for concern and apprehension within the engineering departments of the Incumbent Local Exchange Carriers. Compounding that problem, due to the time it takes technicians to install a digital subscriber line circuit at a customer's premises, installation has proven to be slow, very expensive and a severe drain on technical personnel resources.

High Speed Landline Providers

Rhythm's, Covad, Northpoint and other companies specialize in the delivery of asymmetric digital subscriber line services across North America. Asymmetric digital subscriber line services are services where the downstream and upstream rates of transmission are not symmetrical. They operate as both wholesale service providers and end user service providers. These companies are expanding as quickly as they can, but are dependent upon the Incumbent Local Exchange Carriers and are thus restricted in their deployment by the problems encountered by the major carriers. In addition, the asymmetric digital subscriber line services specialists are finding that the limitations imposed by wire standards and Central Office equipment is slowing down their deployment of services.

Cable Companies

Cable modems are designed to provide high-speed Internet access and are targeted primarily at the residential market. Cable lines pass by 100 million homes in North America, but only a portion of those homes currently have access to two-way cable modem service. In order to fully implement two-way communications, many cable operators must first upgrade their older networks. Cable modem performance deteriorates as the number of subscribers simultaneously using the system in a particular coverage area increases.

Satellite and Wireless Cable

Satellite and Wireless Cable service suppliers, including Direct Satellite & Services and Hughes Network Systems do offer an alternative to our proposed services. However, the transmission technology utilized by these companies is severely limited and effective for high-speed downlink only. The companies rely on 56Kbps analog modem service for their uplink and thus fall short of the market's needs. Customers with 10 or more people on line would find the telephone connection both frustrating, because of the low speed "uplink" (i.e. transmission upstream), and expensive because of the number of return telephone lines that would be required.

Fiber-based Solutions

Fiber-based solutions and high-capacity leased lines offer the highest data transmission rate of any of the alternative technologies for broadband access. However, these solutions are costly to deploy for small business and residential subscribers.

3. Direct Competition

There are a number of wireless high-speed Internet companies starting to appear across North America including World Wide Wireless Networks, Metricom, Winstar Communications and Zoolink. These companies are focusing on the city cores and not the outlying business areas that we intend to target.

Marketing Plan

1. Brand Equity

When naming our company, the founders sought to choose a name that would be distinctive and that could be established as an easily remembered brand in the increasingly competitive wireless market. "Sine" means without in Latin, giving our name the meaning "without wire".

Being an early entrant into the wireless marketplace, we face an opportunity to secure brand recognition as a low price alternative to high bandwidth access before competition develops. Our strategy of developing brand image and awareness is critical to securing and maintaining a meaningful share of the target market.

Unless we are able to develop appropriate brand image and secure our share of the target market our proposed business operations will fail.

2. Advertising

Our marketing plan will target the widest possible market. Due to the variety of different mediums of advertising, we intend to change our marketing plan periodically to maximize advertising exposure to our target market. We intend to customize our advertising campaign according to the particular target area in which we are marketing.

We intend to seek relationships with telecom companies to use their existing fiber network. We cannot guarantee that we will be able to obtain such relationships but if we are able to then most of our advertising efforts will be done in joint association with the telecom companies.

After completion of this offering, and during the first six months of operation, if any, we intend to use direct mail and flyers to make prospective customers aware of our presence.

If we are able to, we intend to conduct more public advertising, with the use of stationary and mobile (bus) billboards. Subject to financing, we will also expand our potential marketing effort through the utilization of trade magazines distributed within the target markets.

We will develop and maintain a Web site, permitting customers and potential customers to obtain information on its current and proposed services, and to access customer services focused on ensuring customer loyalty and satisfaction.

3. Viral Marketing

Word of mouth advertising is often the most effective form of advertising. However, it can also prove the most damaging if a company fails to deliver excellent customer service. If we are able to deploy services, we will strive to ensure that we provide quality customer service so that our reputation is favourable with the public.

4. Promotions

Subject to obtaining sufficient financing, we intend to attend local trade shows dedicated to business technologies, and business association presentations within the target market in order to demonstrate the abilities of the wireless system to the target consumer.

5. Pricing

We intend to price our proposed services in line with the pricing set for the delivery of high-speed Internet (T1, digital subscriber line, and ATM services) to the urban cores by the Incumbent Local Exchange Carriers, the Competitive Local Exchange Carriers or other carriers competing in that arena. T1 is a term coined by AT&T for a system that transfers digital signals at 1.544 megabits per second.

Busines class services descript.	aCCESS sPEED (mbps)	bundled data traffic (gb)	Length of Contract (years)					installation one time FEE
			1	2	3	4	5
Shared service	0.384	1.2	$189	$179	$159	$139	$129	$250
384 managed service	0.384	1.8	$374	$339	$309	$279	$249	$500
770k managed service	0.770	3.6	$749	$679	$609	$549	$499	$750
1.54 Meg managed service	1.544	7.2	$1,499	$1,349	$1,219	$1,099	$989	$1500
3.08 Meg managed service	3.088	14.4	$2,700	$2,429	$2,189	$1,969	$1,779	$2,500
10 Meg managed service	10.00	47.00	$4,500	$4,049	$3,649	$3,289	$2,959	$4,500

 6. Sales Strategy

We have conducted location specific market research to ascertain that adequate demand exists within a targeted industrial subdivision. Subject to financing under this offering, we intend to commence our sales effort with an aggressive marketing campaign to announce the availability of our services. Each prospect within the target subdivision will then receive a follow-up individual sales call. Information gathered from these visits will be entered into a database that will form a valuable central information resource regarding both prospective and existing customers.

Our anticipated selling cycle is expected to be less than 30 days for those prospects with an immediate need for greater high-speed Internet access.

Risk Analysis

As with any new business, especially those in an evolving industry, we are a very high-risk venture with many variables to contend with. Management recognizes these risks and will strive to reduce their impact as much as possible.

1. Industry Risk

Regulations

Although we intend to operate within the communications/utilities industry, we will not subject be to regulation by the Canadian-radio Television Commission or the US State Public Utilities Commissions. In particular, since we intend to operate our wireless services within the public frequency bandwidth, no legal registration is currently required. However, regulations or restrictions may be implemented by these or other regulatory boards or agencies and we may not be able to comply with those regulations without significant cost.

Since both federal and state authorities regulate the sale of telecommunication services in the US, we will closely monitor the licensing requirements and secure all permits, licenses, and bonds required to operate and continue to operate our proposed business.

Other applicable regulations are provincial, state, and local ordinances or zoning laws related to the use of building roofs for antennas. We will attempt to comply with these laws and regulations but we may incur significant costs in doing so.

Competition

There are already several competitors within our target market of wireless high speed Internet services. We may not be able to compete with these companies. We will need to establish and maintain high quality service, network reliability and a competitive service package fulfilling all the relevant needs of the customer base in order compete.

There are several barriers to entry into the high bandwidth transmission market, which reduce potential competition in the industry, including real estate access, cost of equipment, and brand recognition. The greatest barrier to wireless providers entering this market is access to roof rights on strategically located real estate. Such access is required for the placement of antennae needed to deliver and transmit the radio signals within the company's network. We will attempt to align ourselves with major real estate owners within our target markets, so as toe enable us to overcome this hurdle. We currently lack such contacts. The cost of installing the equipment for wired based systems is extremely expensive, placing many potential markets out of reach for wire or cable transmission-based companies for the foreseeable future. Although less expensive than wired systems, wireless systems also have large costs making it a risky venture in markets in which there is already established competition between the telecom and cable companies. Therefore, we will target untapped and under-served markets outside of the city cores. A service provider with a known and well-recognized brand name will typically be chosen in preference to its less recognized competitor. We will lack brand recognition and this may place us at a significant disadvantage. However, we intend to establish brand recognition and customer loyalty by offering superior service to competitors.

We will also face competition from companies providing alternative forms of high-speed Internet access service. In addition, satellite and wireless cable companies are also trying to offer services to the market.

We will also face direct competition in our industry. In particular, there are a substantial number of wireless high-speed Internet companies starting to appear across North America including World Wide Wireless Networks, Metricom, Winstar Communications and Zoolink. These companies are focusing on the city cores and not the outlying business areas that we intend to target. We face intense competition from established and new wireless service provider companies. We may not be able to compete effectively with these companies now or in the future. Many of our potential competitors have significantly greater financial, marketing, technical and other competitive resources, as well as greater name recognition, than we have. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in consumer requirements or may be able to devote greater resources to the promotion and sale of their wireless services. We may not be able to compete successfully with our potential and existing competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their services. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition or results of operations. To be competitive we will need to continue to invest in engineering, research and development and sales and marketing. We may not have sufficient resources to make such investments or that we will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships, to increase the visibility and utility of their services. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

Economic

The current economic downturn may well affect our proposed business operations. The degree to which the economic downturn affects our business depends on whether prospective customers view broadband communications services as important or as unnecessary.

2. Technology Risk

In deploying our proposed wireless networks, we will use technology is non-proprietary. That means that other companies can purchase and deploy the same equipment and services and compete directly with us. Our only means to mitigate this risk is to move quickly with the full co-operation of the suppliers of the technology to capture a substantial share of the prospective customer base. If we are unable to do this our business will fail.

Internet and communications technology is in a constant state of change and evolution. In order to stay competitive, we will have to regularly update and replace our equipment and software to take advantage of applicable advances in technology. Costs associated with keeping up with technological changes are great and such expenditures may cause us to go out of business.

Employees and Employment Agreements

At present, we have no employees, other than Mr. Zabanah and Mr. Ward, our officers and directors, who have received no compensation to date. Messrs. Ward and Zabanah, do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Significant Related Events

On September 6, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. We raised a total of $56,450 in our offering by selling 564,500 shares of our common stock at an offering price of ten cents per share.

RISK FACTORS

1. We have no operating history and have maintained losses since inception which we expect to continue into the future. We have never had any revenues to date.

We were incorporated on October 4, 2001 and only just recently completed our business plan to provide wireless high speed Internet. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $**. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

- the performance of our software developer

- our ability to develop and successfully market our software

- our ability to generate ongoing revenues

- our ability to reduce development and marketing costs

- our ability to compete with more established wireless service provider companies

Based upon our proposed plans, we expect to incur significant operating and net losses in future periods. This will happen because there are substantial costs and expenses associated with the research, development and marketing of software. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business.

2. We require additional financing implement our proposed business plan and to market and deploy our proposed wireless service networks. If we do not raise more financing we will not be able to continue our proposed operations and you will lose your entire investment.

We need financing from this offering to complete to implement our proposed business plan and to market and deploy our proposed wireless service networks. If we are unable to raise more financing we will not be able to undertake our proposed business operations and you will lose your entire investment. In addition, we may:

- incur unexpected costs in implementing our proposed business plan and/or the marketing and deploy of our proposed wireless service networks;

- incur delays and additional expenses as a result of technology failure;

- be unable to create a substantial market for proposed wireless networks; or

- incur significant and unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We will depend exclusively on outside capital to pay for the marketing and deployment of our proposed wireless networks. Such outside capital may include borrowing. Capital may not be available to meet these continuing development costs or, if the capital is available, it may be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts required our proposed business will fail and you will lose your entire investment.

3. Our officers and directors lack experience in the wireless service provider industry and will be devoting only a fraction of their professional time to our activities. If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

Our officers and directors have little or no direct experience in the management or operation wireless service provider. They will be relying on advice from engineers and consultants that they hire. In the future we will be required to recruit management with more expertise in the wireless service provider industry and we may be unable to do this. In the mean time, our current officers and directors will be devoting only approximately 5% of their professional time to our operations. Our management's lack of experience and devotion of time may make us more vulnerable than others companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. In particular, if management's estimates of expenditures are erroneous our business will fail and you will lose your entire investment. Our management's lack of previous experience may harm our operations or cause us to go out of business.

4. Changes in the wireless communications industry may render our business plans obsolete. If we are unable to keep up with industry changes our proposed business will fail and you will lose your entire investment.

The wireless communications industry is fast paced and rapidly changing. Our plans as they exist today may not be viable in the future. Shifts in technology, business and consumer demands, use of alternative wireless services by businesses and consumers, and government regulations could hinder our strategy and growth plans. If we cannot keep up with changes in the wireless service provider industry our proposed business will fail and you will lose your entire investment. Although we will engage network developers who are experienced in the development of wireless networks, we have no experience in developing and marketing such services. In addition, future advances in the wireless communications industry could lead to new technologies or services competitive with or superior to the proposed services to be provided by us, if any. Those technological advances could also lower the costs of other services that compete with our proposed networks resulting in pricing or performance pressure on our proposed wireless networks, which could harm our proposed business operations.

5. We face substantial competition from established and new companies in the wireless communications industry. If we are unable to compete with these companies our proposed business will fail and you will lose your entire investment.

We face intense competition from established and new wireless service provider companies. We may not be able to compete effectively with these companies now or in the future. Many of our potential competitors have significantly greater financial, marketing, technical and other competitive resources, as well as greater name recognition, than we have. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in consumer requirements or may be able to devote greater resources to the promotion and sale of their wireless services. We may not be able to compete successfully with our potential and existing competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their services. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition or results of operations. To be competitive we will need to continue to invest in engineering, research and development and sales and marketing. We may not have sufficient resources to make such investments or that we will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships, to increase the visibility and utility of their services. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share. If we are unable to compete with companies in the wireless service provider industry, our proposed business will fail and you will lose your entire investment.

6. We may experience unanticipated problems, expenses or delays in deploying our wireless service networks that may cause us to go out of business.

Our ability to successfully develop, produce and sell our software programs and to eventually generate operating revenues will depend on our ability to:

successfully market and deploy our wireless service networks;

successfully continue to enhance our networks to keep pace with changes in technology and changes demanded by users of such services; and

obtain the necessary financing to implement our business plan.

Given that we have no operating history, no revenues and only losses to date, we may not be to achieve any of these goals and we may never develop a sufficiently large customer base to be profitable. Unscheduled delays in development of our proposed wireless networks, if any, or the implementation of our sales program could result in lost or delayed revenues. Delays and related increases in costs in the development of our wireless networks or the implementation of our sales and marketing program could result from the following causes:

- delays in the development and engineering of our wireless network;

- delays in hiring or retaining experienced wireless communications engineers;

- delays in locating and hiring experienced sales and marketing professionals; and
  delays caused by other events beyond our control.

Any significant delay in the development, testing and release of our proposed services or a delay in the implementation of our sales and marketing program could result in increased costs and could cause our proposed business to fail.

7. We expect to experience significant and rapid growth in the scope and complexity of our proposed business as we proceed with our proposed marketing and deployment of our wireless networks. If we are unable to hire staff to handle sales and marketing of our services and manage our operations, our growth could harm our future business results and may strain our managerial and operational resources.

As we proceed with the marketing and deployment of our wireless networks, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to hire staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. If we fail to develop and implement effective systems, or hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our proposed business, or fail to manage growth effectively, our proposed business will fail and you will lose your entire investment.

8. Unless we can establish significant sales of our proposed wireless services, we will have no ability to generate revenues and you will lose your investment.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our wireless services. We expect that these services will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of our services is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of our wireless services, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend on the successful introduction and market acceptance of our wireless services. There can be no assurance that we will be successful in marketing wireless networks or services, and any failure to do so would significantly harm our business.

9. We have not completed commenced the marketing and deployment of our proposed wireless networks and we have no contracts for the sale of our wireless services if and when we are ready to deploy them. If we are unable to market and deploy our services we will not be able to generate revenues and you will lose your investment.

We have not commenced the marketing and deployment of our proposed wireless networks. The success of our proposed business will depend on the marketing and deploy of our networks and the acceptance of our services by the wireless communications industry, including businesses and the general public. Achieving such acceptance will require significant marketing investment. Our proposed wireless networks may not be accepted by the wireless communications industry at sufficient levels to support our operations and build our business. If our wireless services are not accepted by the wireless industry our proposed business will fail.

10. We will be dependent on resellers for the sale of our wireless services. If we are not successful in opening our distribution channels we may not be able to generate revenues and you may lose all your investment.

We have no reseller agreements to distribute our wireless services and we may never get any. Further, we may not be able to deliver any wireless services to these companies in a timely manner or these companies may not be able to sell our wireless services in volumes anticipated by us. Our growth will be dependent on our ability to expand our third-party distribution channels to market, sell and distribute our proposed services. While our strategy is to enter into additional agreements with resellers, we may not be able to successfully attract additional vendors to distribute our services. In addition, we have no experience in marketing our proposed services through resellers or at all and we will have little, if any, control over any third-party resellers. We may not be successful in our efforts to generate revenue from these distribution channels, and we may not be successful in recruiting new organizations to represent us and our proposed services. Any such failure would result in us having expended significant resources with little or no return on our investment, which would significantly harm our proposed business.

11. The inability to retain skilled engineers to engineer our proposed networks would have an adverse impact on future development and could impair our ability to succeed.

Our performance will be substantially dependent on the technical expertise and consulting services of wireless communications engineers. Our performance will also substantially be dependent on our ability to continue to hire and retain technical expertise. There is intense competition for skilled personnel, particularly in the field of wireless service providers. The loss or inability to obtain the services of skilled engineers to develop and engineer our proposed networks could harm our proposed business operations.

12. Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

Neither of our current directors and officers have resident addresses in the United States. They are both resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents.

13. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

14. Because Mr. Zabanah and Ward own more than 50% of our outstanding shares, they are able to decide who will be the directors and you may not be able to elect any directors.

Mr. Zabanah and Ward own 5,000,000 shares and control us, which is more than 50% of our outstanding shares. As a result, Mr. Zabanah and Ward will be able to elect all of our directors and control our operations. Consequently, our other shareholders may not be able to elect any directors. Your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

15. There is currently no public trading market for our common stock, so you may be unable to sell your shares.

There is currently no public trading market for our common stock. A market may never develop for our common stock. If a market does not develop, it will be very difficult, if not impossible for you to resell your shares.

16. Sales of common stock by our officers and directors will likely cause the market price for the common stock to drop.

A total of 5,000,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.001 per share. Subject to the resale restrictions described in Rule 144 of the Securities Act of 1933, and otherwise, they will likely sell a portion of their stock if the market price goes above $0.10. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

ITEM 2. DESCRIPTION OF PROPERTIES.

We own no properties. We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business address is located at #1208 - 1030 West Georgia Street, Vancouver, British Columbia, Canada V6E 2Y3. Our telephone number is (604) 662-7900. Our offices are subleased from Alpha Beta Developments Inc. on a month to month basis and our monthly rental is $500.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 5,629,800 shares of common stock outstanding as of December 31, 2002, 5,000,000 shares are owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At December 31, 2002, there were approximately 50 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

We are a start-up wireless communications service provider. We intend to provide wireless communications to underserved markets throughout North America. We have not yet commenced the engineering of our proposed wireless networks, or the marketing and deployment of our proposed services.

On September 6, 2002, our Form SB-2 registration statement was declared effective. We raised a total of $56,450 in the offering by selling 564,500 shares of our common stock at an offering price of $0.10 per share.

At December 31, 2002, we had a deficit working capital of $(3,560) compared to a deficit working capital of $(77) at December 31, 2001.

At December 31, 2002, our total assets of $2,948 consisted of cash. This compares favorably with our assets at December 31, 2001 of $1,516 in cash.

At December 31, 2002, our total liabilities increased to $6,508 from $2,000 at December 31, 2001, primarily reflecting shareholder loans.

We have not had revenues from inception. Although there is insufficient capital to fully acquire, explore and develop any property or interest, we expect to survive with funding from sales of our company's securities and, as necessary, or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We believe we cannot satisfy our cash requirements in the future and we will have to raise additional cash immediately. We are currently considering potential means of raising financing.

We will not be conducting any product research or development.

We do not expect to purchase or sell any significant equipment.

Results of Operations

Our Company posted losses of $62,382 for the year ending December 31, 2002. The principal components of the loss were consulting fees and administrative expenditures.

Operating expenses for the year ending December 31, 2002 were $62,382, up from $2,428 in the short year ending December 31, 2001, primarily as a result of general and administrative expenses.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Sinewire Networks, Inc.

Vancouver BC, Canada

We have audited the accompanying balance sheet of Sinewire Networks, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from October 4, 2001 (Inception) through December 31, 2001 and for the period from October 4, 2001 (Inception) through December 31, 2002. These financial statements are the responsibility of Sinewire's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinewire Networks, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from October 4, 2001 (Inception) through December 31, 2001 and for the period from October 4, 2001 (Inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC

Houston, Texas

www.malone-bailey.com

March 29, 2003

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2002

ASSETS

Current assets
Cash	$ 1,516
Prepaid expenses	1,432
$ 2,948

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accrued expenses	$ 378
Note payable - shareholder	6,130
Total current liabilities	6,508

Commitments

STOCKHOLDERS - EQUITY (DEFICIT):
Common stock, $.001 par value, 25,000,000 shares authorized, 5,564,500 shares issued and outstanding	5,565
Additional paid in capital	58,685
Less: Subscription receivable	(3,000)
Deficit accumulated during the development stage	(64,810)
Total Stockholders- Equity (Deficit)	(3,560)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,948

See accompanying summary of accounting policies

and notes to financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

Year Ended December 31, 2002

and Period from October 4, 2001 (Inception) through December 31, 2001 and Period from October 4, 2001 (Inception) through December 31, 2002
	Years Ended December 31, 2002	Inception through December 31, 2001	Inception through December 31, 2001

General and administrative	$ 62,020	$ 2,428	$ 64,448

Interest expense	362	-	362

Net loss	$ (62,382)	$ (2,428)	$ (64,810)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,038,664	5,000,000

See accompanying summary of accounting policies

and notes to financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Period From October 4, 2001 (Inception) through December 31, 2002

	Common Stock		Additional paid in capital	Deficit accumulated during the development stage	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock to founders for cash	5,000,000	$ 5,000	$ -	$ -	$ (3,000)	$ 2,000
Expenses paid by shareholder	-	-	400	-	-	400
Net loss	-	-	-	(2,428)	-	(2,428)
Balance, December 31, 2001	5,000,000	5,000	400	(2,428)	(3,000)	(28)
Issuance of common stock for cash	564,500	565	55,885	-	-	56,450
Expenses paid by shareholder	-	-	2,400	-	-	2,400
Net loss	-	-	-	(62,382)	-	(62,382)
Balance, December 31, 2002	5,564,500	$ 5,565	$ 58,685	$ (64,810)	$ (3,000)	$ (3,560)

See accompanying summary of accounting policies

and notes to financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

and Period from October 4, 2001 (Inception) through December 31, 2001 and Period from October 4, 2001 (Inception) through December 31, 2002

	Year ended December 31,	Inception through December 31,	Inception through December 31,
	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (62,382)	$ (2,428)	$ (64,810)

Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	2,400	400	2,800

Net change in:
Prepaid expenses	(1,432)	-	(1,432)
Accounts payable and accrued expenses	(1,622)	2,000	378

CASH FLOWS USED IN OPERATING ACTIVITIES	(63,036)	(28)	(63,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	56,450	2,000	58,450
Proceeds from note payable shareholder	6,130	-	6,130

CASH FLOWS FROM FINANCING ACTIVITIES	62,580	2,000	64,580

NET INCREASE (DECREASE) IN CASH	(456)	1,972	1,516
Cash, beg. of period	1,972	-	-
Cash, end of period	$ 1,516	$ 1,972	$ 1,516

See accompanying summary of accounting policies

and notes to financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Sinewire Networks, Inc. ("Sinewire") was incorporated in Nevada on October 4, 2001, to become a wireless communications service provider.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Sinewire does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

Sinewire has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2002 a deferred tax asset has not been recorded due to Sinewire's lack of operations to provide income to use the net operating loss carryover of $65,000 that expires in years 2021 through 2022.

NOTE 3 - NOTE PAYABLE - SHAREHOLDER

Sinewire has an unsecured promissory note of $6,130 with a shareholder. The note bears interest at 8%. The promissory note and interest are payable upon demand.

NOTE 4 - COMMON STOCK

In December 2002, Sinewire sold 564,500 shares of its common stock at $.10 per share. Total net proceeds to Sinewire were $56,450.

At inception, Sinewire issued 5,000,000 shares of stock to its two founding shareholders for $2,000 cash and a subscription receivable of $3,000.

NOTE 5 - COMMITMENTS

Sinewire began leasing its offices on a month-to-month basis for $200 per month in November 2001. The monthly rent has been paid by a shareholder.

NOTE 6 - FUNDING COMMITMENT

Sinewire has had no revenues and has incurred minimal losses since inception and its current overhead cost is minimal. The founder and majority shareholder has orally committed to fund ongoing operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2002, included in this report have been audited by Malone & Bailey, PLLC, Independent Auditors, of Houston, Texas, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address:	Age:	Position(s):
Patrick J. Ward #1605 - 945 Marine Drive West Vancouver, BC Canada, V7T 1A8	30	President, Treasurer and member of the Board of Directors
Hani Zabanah 1410 Chippendale Road West Vancouver, BC Canada, V7S 2N6	31	Secretary and member of the Board of Directors

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Patrick J. Ward has been our President, Treasurer and a member of our board of directors since inception. Mr. Ward has devoted approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future.

Between August 2001 and March 2003, Mr. Ward was a director and officer in Voxaura Technologies Inc., a private company that develops and manufactures components and systems for the wireless communications infrastructure market.

In 2000 Mr. Ward worked as a Business Project Officer for Transport Canada.

In 1995 Mr. Ward co-started West Coast Internet Express, one of the first large Internet providers in Vancouver. The Company was sold to I-star Inc., one of the deep-pocketed providers that gained domination in the market. Mr Ward also helped start Storyteller Entertainment Inc., a small digital multimedia production house.

Since 1993 Mr. Ward has been a director and officer of Sunfire Ventures Inc., a private company which provides business consulting and strategic planning assistance.

Mr. Ward has Masters of Business Administration from Pepperdine University (1999) and a Bachelor of Commerce in Entrepreneurial Management from Royal Roads University (1998), located in Victoria, British Columbia. Mr Ward also has a Business Management diploma from Capilano College, located in Vancouver, British Columbia.

Hani Zabanah has been our Secretary and a member of our board of directors since inception. Mr. Zabanah has devoted approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future.

From 2000 to 2002, Mr. Zabanah was the Chief Operations Officer of Stock House Media Inc., a global provider of financial content and online community development products.

 From 1998 to 2000 Mr. Zabanah was the Director of Operations for Stock House Media Inc.

1996 to 1998 Mr. Zabanah worked as an Analyst with Reliance Geological Services Inc., an exploration company.

1993 to 1996 Mr. Zabanah operated a small private dry-cleaning business.

Mr. Zabanah has a Bachelor of Science (Honours) from Queen's University.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

Messrs. Ward and Zabaneh, our officers and directors, have received no compensation for their services as our officers. There are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Officers and Directors.

Messrs. Ward and Zabaneh, our officers and directors, have received no compensation for their services as our officers. There are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2002, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner [1]	Number of Shares Before Offering	Number of Shares After Offering	Percentage of Ownership
Patrick J. Ward #1605 - 945 Marine Drive West Vancouver, B.C. Canada V7T1A8	2,500,000	2,500,000	44.6%
Hani Zabanah #1605 Chippendale Rd. West Vancouver, B.C. Canada V7S 2N6	2,500,0000	2,500,000	44.6%
All Officers and Directors as a Group	5,000,000	5,000,000	89.2%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The company was incorporated in the State of Nevada on October 4, 2001.

On October 25, 2001 we issued a total of 5,000,000 shares of restricted common stock to Hani Zabaneh, and Patrick Ward, officers and directors of our company. This was accounted for as cash advances of $2,000 and a subscription receivable in the amount of $3,000.

We lease our office space from Alpha Beta Developments Ltd. on a month to month basis and our monthly rental is $200.

On September 6, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. We raised a total of $56,450 by selling a total of 564,500 common shares at a price of $0.10 per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We have filed no Form 8-Ks since inception.

Exhibits

The following Exhibits are incorporated herein by reference to the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-84976 on March 27, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 99.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 31, 2003.

SINEWIRE NETWORKS, INC. (Registrant)
BY:	/s/ Patrick Ward Patrick Ward, President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Patrick Ward Patrick Ward	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors	03/31/2003
/s/ Hani Zabaneh Hani Zabaneh	Secretary and a member of the Board of Directors	03/31/2003

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE DECEMBER 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	DEC-31
<PERIOD-END>	December 31, 2002
<CASH>	1,516
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	2,948
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	2,948
<CURRENT-LIABILITIES>	6,508
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	5,000,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	2,948
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(62,382)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(62,382)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(62,382)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)