Form 10QSB
period 2003-03-31
SINEWIRE NETWORKS INC
filed 2003-05-20
CIK 1169394

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended March 31, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003 there were 5,564,500 common shares outstanding.

SINEWIRE NETWORKS, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of March 31, 2003 (unaudited)
Statements of Operations for the cumulative period from incorporation to March 31, 2003, for the three month period ended March 31, 2003, for the nine month period ended March 31, 2003 (unaudited)
Statements of Cash Flow for the cumulative period ended March 31, 2003, for the three month period ended March 31, 2003 and for the nine month period ended March 31, 2003 (unaudited)
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3 - Controls and Procedures
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Change in Securities and Use of Proceeds
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters of a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Other Reports on Form 8-K
CERTIFICATION

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

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Item 1. Financial Statements - March 31, 2003

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2003

(Unaudited)

ASSETS

Current assets
Cash	$ 425
Prepaid expenses	1,432
$ 1,857

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accrued expenses	$ 378
Note payable - shareholder	6,130
Total current liabilities	6,508

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 25,000,000 shares authorized, 5,744,500 shares issued and outstanding	5,745
Additional paid in capital	77,105
Less: Subscription receivable	(3,000)
Deficit accumulated during the development stage	(84,501)
Total Stockholders' Equity (Deficit)	(4,651)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,857

See notes to interim condensed financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

and Period from October 4, 2001 (Inception) through March 31, 2003

(Unaudited)

	Three Months Ended March 31,		Inception through March 31,
	2003	2002	2003

General and administrative	$ 19,691	$ 49	$ 84,139

Interest expense		-	362

Net loss	$ (19,691)	$ (49)	$ (84,501)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,608,884	5,000,000

 See notes to interim condensed financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

and Period from October 4, 2001 (Inception) through March 31, 2003

(Unaudited)

	Three Months Ended March 31,		Inception through March 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,691)	$ (49)	$ (84,501)

Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	600	-	3,400

Net change in:
Prepaid expenses	-	-	(1,432)
Accounts payable and accrued expenses	-	-	378

CASH FLOWS USED IN OPERATING ACTIVITIES	(19,091)	(49)	(82,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	18,000	-	76,450
Proceeds from note payable - shareholder	-	-	6,130

CASH FLOWS FROM FINANCING ACTIVITIES	18,000	-	82,580

NET INCREASE (DECREASE) IN CASH	(1,091)	(49)	425
Cash, beg. of period	1,516	1,972	-
Cash, end of period	$ 425	$ 1,923	$ 425

See notes to interim condensed financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sinewire Networks, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002 as reported in Form 10-KSB, have been omitted.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH THE COMPANY'S MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH THE COMPANY'S FORM 10-KSB.

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

At March 31, 2003, we had negative working capital of $22,651 compared to negative working capital of $3,560 at December 31, 2002.

At March 31, 2003, our Company's total assets of $1,857 consisting of cash and prepaid legal fees. This compares with our Company's assets at December 31, 2002 of $2,948, which consisted of cash and prepaid legal fees.

At March 31, 2003, our Company's total liabilities were $24,508, compared to our liabilities of $6,508 as at December 31, 2002.

Our Company has not had revenues from inception. Although there is insufficient capital to complete our business plan, our Company expects to survive and continue operations with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $19,691 for the three months ending March 31, 2003 and $49 for the three months ended March 31, 2002. The principal component of the loss was for consulting fees, general and administrative expenses.

Operating expenses for the three months ending March 31, 2003 were $19,691, compared to $49 for the three months ended March 31, 2002 which were $49.

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

None.

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

 SINEWIRE NETWORKS INC.

(Registrant)

By:_/s/ Patrick J. Ward________ President, CEO, Chief Financial Officer & Director
Date: May 19, 2003

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

We, Patrick Ward, Principal Executive Officer and Principal Financial Officer, and Hani Zabaneh, Secretary of the Company certify that:

1) We have reviewed this quarterly report on Form 10-QSB of the Company;

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

 Date: May 19, 2003

/s/ Patrick Ward

______________________

Patrick Ward

Principal Executive Officer

Principal Financial Officer

/s/ Hani Zabaneh

______________________

Hani Zabaneh

Secretary