Form 10QSB
period 2003-06-30
SINEWIRE NETWORKS INC
filed 2003-08-13
CIK 1169394

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended June 30, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003 there were 5,564,500 common shares outstanding.

SINEWIRE NETWORKS, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of June 30, 2003 (unaudited)

Statements of Operations for the three month period ended June 30, 2003 and June 30, 2002, and for the six month period ended June 30, 2003 and June 30, 2002, and for the Period from October 4, 2001 (Inception) through June 30, 2003 (unaudited)

Statements of Cash Flow for the six month period ended June 30, 2003 and June 30, 2002, and for the Period from October 4, 2001 (Inception) through June 30, 2003 (unaudited)
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
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

Item 1. Financial Statements - June 30, 2003

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

June 30, 2003

(Unaudited)

ASSETS

Current assets
Cash	$ 380
Prepaid expenses	1,432
$ 1,812

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$ 2,600
Note payable - shareholder	6,130
Total current liabilities	8,730

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares Authorized, 5,744,500 shares issued and outstanding	5,745
Additional paid in capital	77,705
Less: Subscription receivable	(3,000)
Deficit accumulated during the development stage	(87,368)
Total Stockholders- Deficit	(6,918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,812

See notes to interim condensed financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

and Period from October 4, 2001 (Inception) through June 30, 2003

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Inception through June 30,
	2002	2002	2003	2002	2003

General and administrative	$ 2,867	$ 2,041	$ 22,558	$ 2,090	$ 87,006

Interest expense	-	-	-	-	362

Net loss	$ (867)	$ (2,041)	$ (22,558)	$ (2,090)	$ (87,368)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,744,500	5,000,000	5,703,727	5,000,000

See notes to interim condensed financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

and Period from October 4, 2001 (Inception) through June 30, 2003

(Unaudited)

	Six Months Ended June 30,		Inception through June 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (22,558)	$ (2,090)	$ (87,368)

Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	1,200	4,000	5,200

Net change in:
Prepaid expenses	-	-	(1,432)
Accrued expenses	2,222	(2,000)	2,600

CASH FLOWS USED IN OPERATING ACTIVITIES	(19,136)	(90)	(81,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	18,000	-	75,250
Proceeds from note payable - shareholder	-	-	6,130

CASH FLOWS FROM FINANCING ACTIVITIES	18,000	-	81,380

NET INCREASE (DECREASE) IN CASH	(1,136)	(90)	380
Cash, beginning of period	1,516	1,972	-
Cash, end of period	$ 380	$ 1,882	$ 380

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

At June 30, 2003, we had deficit working capital of $(6,918) compared to deficit working capital of $(4,651) at March 31, 2003.

At June 30, 2003, our Company's total assets of $1,812 consists of cash and prepaid expenses. This compares with our Company's assets at March 31, 2003 of $1,432, which consisted only of cash.

At June 30, 2003, our Company's total liabilities were $8,730, compared to our liabilities of $6,508 as at March 31, 2002.

Our Company has not had revenues from inception. As of date there is insufficient capital to complete our business plan. We were currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plans. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities for wireless companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

 Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $867 for the three months ending June 30, 2003, losses of $22,558 for the six months ended June 30, 2003 and losses of $87,368 since inception to June 30, 2003. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the three months ending June 30, 2003 were $867, compared to our operating expenses for the six months ending June 30, 2003 of $22,558 and our losses from inception to June 30, 2003 which were $87,368.

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
Date: August 13, 2003

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

We, Patrick Ward, Principal Executive Officer and Principal Financial Officer of the Company, and Hani Zabaneh, Secretary of the Company certify that:

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

 Date: August 13, 2003

/s/ Patrick Ward /s/ Hani Zabaneh

______________________ _______________________

Patrick Ward, President Hani Zabaneh, Secetary

CEO, CFO