Form 10QSB
period 2003-09-30
SINEWIRE NETWORKS INC
filed 2003-11-19
CIK 1169394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50011
SINEWIRE NETWORKS INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0358040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
#1208-1030 West Georgia Street, Vancouver, British Columbia, Canada, V6E 2Y3
(Address of principal executive offices)
(604) 662-7900
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,564,500 common shares issued and outstanding as of November 1, 2003

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2003
(Unaudited)
ASSETS

Current assets
Cash	$ 1,452
$ 1,452

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 6,118
Note payable - shareholder	8,330
Total current liabilities	14,448

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 5,564,500 shares issued and outstanding	5,565
Additional paid in capital	60,485
Deficit accumulated during the development stage	(79,046)
Total Stockholders' Deficit	(12,996)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,452

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2003 and 2002
and Period from October 4, 2001 (Inception) through September 30, 2003
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,		Inception through September 30,
	2002	2002	2003	2002	2003

General and administrative	$ 9,592	$ 42	$ 14,150	$ 2,532	$ 78,598

Interest expense	86	-	86	-	448

Net loss	$ (9,678)	$ (42)	$ (14,236)	$ (2,532)	$ (79,046)

Net loss per share Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,744,500	5,000,000	5,564,500	5,000,000

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002
and Period from October 4, 2001 (Inception) through September 30, 2003
(Unaudited)
	Nine Months Ended September 30,		Inception through September 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,236)	$ (2,532)	$ (79,046)

Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	1,800	2,400	4,600

Net change in:
Accounts payable	5,740	-	6,118

CASH FLOWS USED IN OPERATING ACTIVITIES	(5,264)	(132)	(68,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	3,000	-	61,450
Proceeds from note payable - shareholder	2,200	-	8,330

CASH FLOWS FROM FINANCING ACTIVITIES	5,200	-	69,780

NET INCREASE (DECREASE) IN CASH	(64)	(132)	1,452
Cash, beginning of period	1,516	1,972	-
Cash, end of period	$ 1,452	$ 1,840	$ 1,452

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

NOTE 2 - RESTATEMENT

Common stock and additional paid in capital were overstated by $18,000. Common stock and additional paid in capital have been restated to reflect this error and the net loss for the nine months ended September 30, 2003 has been reduced by $18,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Sinewire" mean Sinewire Networks Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB.

General

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

Results of Operations

Our company posted losses of $14,236 for the nine months ending September 30, 2003, losses of $2,532 for the nine months ended September 30, 2002 and losses of $79,046 since inception to September 30, 2003. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the nine months ending September 30, 2003 were $14,150, compared to our operating expenses for the nine months ending September 30, 2002 of $2,532 and our expenses from inception to September 30, 2003 which were $78,598.

Financial Condition, Liquidity and Capital Resources

At September 30, 2003, we had negative working capital of $12,996.

At September 30, 2003, our company's total assets of $1,452 consists of cash.

At September 30, 2003, our company's total liabilities were $14,448.

Our company has not had revenues from inception. As of the date of this report there is insufficient capital to complete our business plan. We were currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plans. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for wireless companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending September 30, 2004, will be to continue efforts to raise additional financing to implement our business plan, commence efforts to attract management with experience in the wireless sector and financing contacts, and concurrently continue our consideration of other opportunities or initiatives as an extension to our current business.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $160,000 to initiate the deployment of a wireless network and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations
Wireless service, marketing and deployment costs	$140,000

Working Capital	$10,000

Total	$160,000

As at September 30, 2003, we had a working capital deficiency of $12,996. We anticipate that we will have to raise additional cash of a minimum of $140,000 no later than December 1, 2003, to allow us to commence deployment of our wireless network and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for wireless companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Research and Development

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of September 30, 2003, our president, Patrick Ward, and our secretary, Hani Zabanah, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. If our wireless communications service provider business is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

RISK FACTORS

We have no operating history and have maintained losses since inception which we expect to continue into the future. We have never had any revenues to date.

We were incorporated on October 4, 2001 and only just recently completed our business plan to provide wireless high speed Internet. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $79,046. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate ongoing revenues and our ability to compete with more established wireless service provider companies

Based upon our proposed plans, we expect to incur significant operating costs and net losses in future periods. This will happen because there are substantial costs and expenses associated with the research, development and marketing of software. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business.

We require additional financing to implement our proposed business plan and to market and deploy our proposed wireless service networks. If we do not raise more financing we will not be able to continue our proposed operations and you will lose your entire investment.

We need financing to complete and implement our proposed business plan and to market and deploy our proposed wireless service networks. If we are unable to raise more financing we will not be able to undertake our proposed business operations and you will lose your entire investment. In addition, we may:

- incur unexpected costs in implementing our proposed business plan and/or the marketing and deploy of our proposed wireless service networks;

- incur delays and additional expenses as a result of technology failure;

- be unable to create a substantial market for proposed wireless networks; or

- incur significant and unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We will depend exclusively on outside capital to pay for the marketing and deployment of our proposed wireless networks. Such outside capital may include borrowing. Capital may not be available to meet these continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts required our proposed business will fail and you will lose your entire investment.

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

Our ability to successfully develop, produce and sell our software programs and to eventually generate operating revenues will depend on our ability to:

- successfully market and deploy our wireless service networks;

- successfully continue to enhance our networks to keep pace with changes in technology and changes demanded by users of such services; and

- obtain the necessary financing to implement our business plan.

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

- delays caused by other events beyond our control.

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

Because Mssrs. Zabanah and Ward own more than 50% of our outstanding shares, they are able to decide who will be the directors and you may not be able to elect any directors.

Mssrs. Zabanah and Ward own 5,000,000 shares and control us, which is more than 50% of our outstanding shares. As a result, Mssrs. Zabanah and Ward will be able to elect all of our directors and control our operations. Consequently, our other shareholders may not be able to elect any directors. Your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 20, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.2 Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.3 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

(10) Material Contracts

10.1 Wireless Service Provider Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

10.2 Promissory Note (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINEWIRE NETWORKS INC.

By:

/s/ Patrick J. Ward
Patrick J. Ward, President, CFO and Director
(Principal Executive Officer and Principal Financial Officer)

Date: November 14, 2003