Form 10KSB
period 2003-12-31
SINEWIRE NETWORKS INC
filed 2004-03-30
CIK 1169394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-50011
SINEWIRE NETWORKS INC. (Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0358040 (I.R.S. Employer Identification No.)
Suite 1208-1030 West Georgia Street Vancouver, British Columbia (Address of principal executive offices)	V6E 2Y3 (Zip Code)

Issuer's telephone number  604-662-7900

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

564,500 common shares @ $0.01(1) = $5,645
(1) Average of bid and ask closing prices on March 17, 2004.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

5,564,500 common shares issued and outstanding as of March 17 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Sinewire" mean Sinewire Networks Inc., unless otherwise indicated.

Corporate History

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

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We intend to provide a telecommunications delivery service to businesses, Internet Service Providers (ISPs) and telecommunication companies in underserved markets in North America. Our proposed networks will act as a conduit for the transmission of wireless high speed and complementary Internet and telecommunications services. In particular, we intend to provide high speed wireless Internet access from the main Internet backbone to our customers. The Internet backbone is the high-speed line or series of connections that forms the major pathway within for the Internet. We intend to accomplish this through the establishment of strategic relationships with complementary businesses within the target markets. Potential strategic partners include the telecommunications companies that supply the main fiber Internet backbone to which we will connect and property companies possessing roof rights needed for the deployment of the services. We have not obtained any such strategic partners to date.

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

Transmission Technology

To transmit our proposed wireless communications service, we intend to use fixed two-way wireless radio signal devices. Operating within the public transmission bands (i.e. unlicensed transmission frequencies), this technology is capable of providing bandwidth from 1.5Mbps (Megabits per second) to a present maximum of 33Mbps. Megabits per second is used to describe data transmission speeds, such as the rate at which information travels over the Internet.

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

The High Bandwidth Market

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

Our typical prospective customer will be a company with a minimum of 10 employees, using a number of personal computers ("PCs") installed on their premises and generally linked by a Local Area Network (i.e. a short-distance network used to link a group of computers together within a building). The customer will have a Web site and will be using the Internet for some preliminary e-commerce activity. Although many target customers may be ready for services obtained from a provider of business applications on a pay and use basis that allow companies to outsource applications/operations such as billing that were previously handled internally, the lack of adequate bandwidth will inhibit them from the uses of such services. Preliminary contact with prospects in a broad section of the market has confirmed that if service were available today the companies would become immediate prospective clients.

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

Competition

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

Brand Identity

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

Business class services description	Access Speed (mbps)	Bundled Data Traffic (gb)	Length of Contract (Years)					Installation one time fee
			1	2	3	4	5
Shared service	0.384	1.2	$189	$179	$159	$139	$129	$250
384 managed service	0.384	1.8	$374	$339	$309	$279	$249	$500
770k Managed Service	0.770	3.6	$749	$679	$609	$549	$499	$750
1.54 Meg Managed Service	1.544	7.2	$1,499	$1,349	$1,219	$1,099	$989	$1,500
3.08 Meg Managed Service	3.088	14.4	$2,700	$2,429	$2,189	$1,969	$1,779	$2,500
10 Meg Managed Service	10.00	47.00	$4,500	$4,049	$3,649	$3,289	$2,959	$4,500

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending December 31, 2004.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). If our wireless communications service provider business is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2004.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We have no operating history and have maintained losses since inception which we expect to continue into the future. We have never had any revenues to date.

We were incorporated on October 4, 2001 and only just recently completed our business plan to provide wireless high speed Internet. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $81,684. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate ongoing revenues and our ability to compete with more established wireless service provider companies.

Based upon our proposed plans, we expect to incur significant operating costs and net losses in future periods. This will happen because there are substantial costs and expenses associated with the research, development and marketing of software. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business.

We require additional financing to implement our proposed business plan and to market and deploy our proposed wireless service networks. If we do not raise more financing we will not be able to continue our proposed operations and an investor may lose his or her investment.

We need financing to complete and implement our proposed business plan and to market and deploy our proposed wireless service networks. If we are unable to raise more financing we will not be able to undertake our proposed business operations and an investor may lose his or her investment. In addition, we may:

- incur unexpected costs in implementing our proposed business plan and/or the marketing and deploy of our proposed wireless service networks;

- incur delays and additional expenses as a result of technology failure;

- be unable to create a substantial market for proposed wireless networks; or

- incur significant and unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans. We will depend exclusively on outside capital to pay for the marketing and deployment of our proposed wireless networks. Such outside capital may include borrowing. Capital may not be available to meet these continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts required our proposed business will fail and an investor may lose his or her investment.

Our officers and directors lack experience in the wireless service provider industry and will be devoting only a fraction of their professional time to our activities. If our estimates related to expenditures are erroneous our business will fail and an investor may lose his or her investment.

Our officers and directors have little or no direct experience in the management or operation wireless service provider. They will be relying on advice from engineers and consultants that they hire. In the future we will be required to recruit management with more expertise in the wireless service provider industry and we may be unable to do this. In the mean time, our current officers and directors will be devoting only approximately 5% of their professional time to our operations. Our management's lack of experience and devotion of time may make us more vulnerable than others companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. In particular, if management's estimates of expenditures are erroneous our business will fail and an investor may lose his or her investment. Our management's lack of previous experience may harm our operations or cause us to go out of business.

Changes in the wireless communications industry may render our business plans obsolete. If we are unable to keep up with industry changes our proposed business will fail and an investor may lose his or her investment.

The wireless communications industry is fast paced and rapidly changing. Our plans as they exist today may not be viable in the future. Shifts in technology, business and consumer demands, use of alternative wireless services by businesses and consumers, and government regulations could hinder our strategy and growth plans. If we cannot keep up with changes in the wireless service provider industry our proposed business will fail and an investor may lose his or her investment. Although we will engage network developers who are experienced in the development of wireless networks, we have no experience in developing and marketing such services. In addition, future advances in the wireless communications industry could lead to new technologies or services competitive with or superior to the proposed services to be provided by us, if any. Those technological advances could also lower the costs of other services that compete with our proposed networks resulting in pricing or performance pressure on our proposed wireless networks, which could harm our proposed business operations.

We face substantial competition from established and new companies in the wireless communications industry. If we are unable to compete with these companies our proposed business will fail and an investor may lose his or her investment.

We face intense competition from established and new wireless service provider companies. We may not be able to compete effectively with these companies now or in the future. Many of our potential competitors have significantly greater financial, marketing, technical and other competitive resources, as well as greater name recognition, than we have. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in consumer requirements or may be able to devote greater resources to the promotion and sale of their wireless services. We may not be able to compete successfully with our potential and existing competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their services. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition or results of operations. To be competitive we will need to continue to invest in engineering, research and development and sales and marketing. We may not have sufficient resources to make such investments or that we will be able to make the technological advances necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships, to increase the visibility and utility of their services. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share. If we are unable to compete with companies in the wireless service provider industry, our proposed business will fail and an investor may lose his or her investment.

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

As we proceed with the marketing and deployment of our wireless networks, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to hire staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. If we fail to develop and implement effective systems, or hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our proposed business, or fail to manage growth effectively, our proposed business will fail and an investor may lose his or her investment.

Unless we can establish significant sales of our proposed wireless services, we will have no ability to generate revenues and an investor may lose his or her investment.

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

We have not completed commenced the marketing and deployment of our proposed wireless networks and we have no contracts for the sale of our wireless services if and when we are ready to deploy them. If we are unable to market and deploy our services we will not be able to generate revenues and an investor may lose his or her investment.

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

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent an investor from reselling its shares and may cause the price of the shares to decline.

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

Item 2. Description of Property.

From our inception our principal offices are located at 1208 - 1030 West Georgia Street, Vancouver, British Columbia V6E 4Y3 and our telephone number was 604.662.7900. We lease our office space from Alpha Beta Developments Inc. on a month to month basis and our monthly rental is $200. During the fiscal year ending December 31, 2003, we paid $1200 for rent.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On June 4, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Sinewire Networks Inc." and under the symbol "SNTW". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2002 and 2003. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High	Low
March 31, 2003	--	--
June 30, 2003	--	--
September 30, 2003	0.01	0.00
December 31, 2003	0.01	0.01

(1) Our common stock received approval for quotation on June 4, 2003.

On March 17, 2004, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.01.

As of March 17, 2004, there were 52 holders of record of our common stock. As of such date, 5,564,500 common shares were issued and outstanding.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile 775.322.5623) is the registrar and transfer agent for our common shares. We have no other classes of securities.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

Results of Operations.

We posted losses of $16,874 for the year ending December 31, 2003, losses of $62,382 for the year ended December 31, 2002, and losses of $81,684 since inception to December 31, 2003. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ending December 31, 2003 were $16,874 compared to the year ending December 31, 2002 that were $62,382.

Financial Condition, Liquidity and Capital Resources

Since inception on October 4, 2001, we have been engaged as a start-up wireless internet service provider. Our principal capital resources have been acquired through the issuance of common stock.

At December 31, 2003, we had a deficit of working capital of $20,234 compared to working capital of $3,560 at December 31, 2002.

At December 31, 2003, our total assets of $5 consists of only cash. This compares with our assets at December 31, 2002 of $2,948 which consisted of cash.

At December 31, 2003, our total liabilities were $20,239, compared to our liabilities of $6,508 as at December 31, 2002.

We have had no revenues from inception. There is currently insufficient capital to develop our wireless internet service provider business. We are currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plan. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements.

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

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $160,000 to initiate the deployment of a wireless network and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations
Wireless service, marketing and deployment costs	$140,000

Working Capital	$10,000

Total	$160,000

As at December 31, 2003, we had a working capital deficiency of $20,234. We anticipate that we will have to raise additional cash of a minimum of $140,000 as soon as possible, to allow us to commence deployment of our wireless network and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for wireless companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending December 31, 2004.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2004.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors).

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended December 31, 2003, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor's year-end. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of December 31, 2003, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through December 31, 2003 have incurred losses of $81,684 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of March 30, 2004, we were in discussions with any several investors, however no definitive agreements have been reached.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated February 9, 2004

Consolidated Balance Sheets as at December 31, 2003

Consolidated Statements of Operations for the year ended December 31, 2003, December 31, 2002 and for the period from October 4, 2001 (incorporation) to December 31, 2003

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the year ended December 31, 2003, December 31, 2002 and for the period from October 4, 2001 (incorporation) to December 31, 2003

Consolidated Statements of Cash Flows for the year ended December 31, 2003, December 31, 2002 and for the period from October 4, 2001 (incorporation) to December 31, 2003

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Sinewire Networks, Inc.
(A Development Stage Company)
Vancouver B.C. Canada

We have audited the accompanying balance sheet of Sinewire Networks, Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and for the period from October 4, 2001 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinewire Networks, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended and for the period from October 4, 2001 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

February 9, 2004

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2003

ASSETS

Current assets
Cash	$ 5

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 7,309
Note payable - shareholder	12,930
Total current liabilities	20,239

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 5,564,500 shares issued and outstanding	5,565
Additional paid in capital	55,885
Deficit accumulated during the development stage	(81,684)
Total Stockholders' Deficit	(20,234)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5

See accompanying summary of accounting policies
and notes to financial statements.

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Years Ended December 31, 2003 and 2002
and Period from October 4, 2001 (Inception) through December 31, 2003
	Years Ended December 31,		Inception through December 31,
	2003	2002	2003

General and administrative	$ 16,874	$ 62,020	$ 81,322

Interest expense	-	362	362

Net loss	$ (16,874)	$ (62,382)	$ (81,684)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	5,564,500	5,038,664

See accompanying summary of accounting policies
and notes to financial statements.

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
Period From October 4, 2001 (Inception) through December 31, 2003

	Common Stock		Additional paid in capital	Deficit accumulated during the development stage	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock to founders for cash	5,000,000	$ 5,000	$ -	$ -	$ (3,000)	$ 2,000
Net loss	-	-	-	(2,428)	-	(2,428)
Balance, December 31, 2001	5,000,000	5,000	-	(2,428)	(3,000)	(428)
Issuance of common stock for cash	564,500	565	55,885	-	-	56,450
Net loss	-	-	-	(62,382)	-	(62,382)
Balance, December 31, 2002	5,564,500	5,565	55,885	(64,810)	(3,000)	(6,360)

Collection of subscription receivable	-	-	-	-	3,000	3,000
Net loss	-	-	-	(16,874)	-	(16,874)
Balance, December 31, 2003	5,564,500	$ 5,565	$ 55,885	$ (81,684)	$ -	$ (20,234)

See accompanying summary of accounting policies
and notes to financial statements.

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Years Ended December 31, 2003 and 2002
and Period from October 4, 2001 (Inception) through December 31, 2003

	Years ended December 31,		Inception through December 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (16,874)	$ (62,382)	$ (81,684)

Net change in:
Prepaid expenses	1,432	(1,432)	-
Accounts payable and accrued expenses	6,931	(1,622)	7,309

CASH FLOWS USED IN OPERATING ACTIVITIES	(8,511)	(65,436)	(74,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	3,000	56,450	61,450
Proceeds from note payable - shareholder	4,000	8,530	12,930

CASH FLOWS FROM FINANCING ACTIVITIES	7,000	64,980	74,380

NET INCREASE (DECREASE) IN CASH	(1,511)	(456)	5
Cash, beg. of period	1,516	1,972	-
Cash, end of period	$ 5	$ 1,516	$ 5

See accompanying summary of accounting policies
and notes to financial statements

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

NOTE 2 - INCOME TAXES

Sinewire has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2003 a deferred tax asset has not been recorded due to Sinewire's lack of operations to provide income to use the net operating loss carryover of $82,000 that expires in years 2021 through 2023.

NOTE 3 - NOTE PAYABLE - SHAREHOLDER

Sinewire has an unsecured promissory note of $12,930 with a shareholder. The note bears interest at 8%. The promissory note and interest are payable upon demand.

NOTE 4 - COMMON STOCK

In December 2002, Sinewire sold 564,500 shares of its common stock at $.10 per share. Total net proceeds to Sinewire were $56,450.

At inception, Sinewire issued 5,000,000 shares of stock to its two founding shareholders for $2,000 cash and a subscription receivable of $3,000.

NOTE 5 - COMMITMENTS

Sinewire began leasing its offices on a month-to-month basis for $200 per month in November 2001. The monthly rent has been paid by a shareholder and is included in the Note Payable - shareholder account.

NOTE 6 - FUNDING COMMITMENT

Sinewire has had no revenues and has incurred minimal losses since inception and its current overhead cost is minimal. The founder and majority shareholder has orally committed to fund ongoing operations.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at March 17, 2004, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Patrick Ward	President, Treasurer and Director	31	October 4, 2001
Hani Zabanah	Secretary and Director	32	October 4, 2001

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Patrick Ward

Mr. Ward became a director, our President and Treasurer on October 4, 2001.

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

Hani Zabanah

Mr. Zahanah became our Secretary and a director on October 4, 2001.

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

Mr. Zabanah has a Bachelor of Science (Honours) from Queen's University.

Committees of the Board

Currently our company has the following committees:

    Audit Committee;
    Nominating and Corporate Governance Committee; and
    Compensation Committee.

Our Audit Committee is currently made up of Patrick Ward and Hani Zabanah. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on February 9, 2004.

Our Nominating and Corporate Governance Committee is currently made up of Patrick Ward and Hani Zabanah. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on February 9, 2004.

Our Compensation Committee is currently made up of Patrick Ward and Hani Zabanah. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on February 9, 2004.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective February 9, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Sinewire Networks Inc., Suite 1208-1030 West Georgia Street, Vancouver, British Columbia, V6E 2Y3.

Item 10. Executive Compensation.

There has not been any compensation awarded to, earned by, or paid to our directors and executive officers for the last three completed financial years.

Employment/Consulting Agreements

There are no written employment or consulting agreements between the company and any of our directors and executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2003.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2003.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at March 17, 2004, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Patrick Ward #1605-945 Marine Drive West Vancouver, BC V7T 1A8 Canada	2,500,000 common shares	44.9%
Hani Zabanah 1605 Chippendale Road West Vancouver, BC V7S 2N6 Canada	2,500,000 common shares	44.9%
Directors and Executive Officers as a Group	5,000,000 common shares	89.8%

(1) Based on 5,564,500 shares of common stock issued and outstanding as of March 17, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

None.

Exhibits

Exhibit Number and Exhibit Title

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

3.3 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

(10) Material Contracts

10.1 Wireless Service Provider Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

10.2 Promissory Note (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(31) Section 302 Certifications

31.1 Certification

(32) Section 906 Certification

32.1 Certification

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending September 30, 2003, June 30 and March 31, 2003 were approximately $5,000.

Audit Related Fees

For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0

Tax Fees

For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $0

We do not use Malone & Bailey, PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone & Bailey, PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Malone & Bailey, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Malone & Bailey, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey PLLC's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINEWIRE NETWORKS INC.

By: /s/ Patrick Ward
Patrick Ward, President Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

By: /s/ Hani Zabanah
Hani Zabanah, Secretary and Director

Date: March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Patrick Ward Patrick Ward	President, Treasurer and Director	March 30, 2004
/s/ Hani Zabanah Hani Zabanah	Secretary and Director	March 30, 2004