Form 10QSB
period 2004-03-31
SINEWIRE NETWORKS INC
filed 2004-05-24
CIK 1169394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  44,516,000 common shares issued and outstanding as of May 21, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2004

ASSETS
Current assets
Cash	$ 133
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 1,310
Note payable - shareholder	19,839
Total current liabilities	21,149
Commitments
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized, 44,516,000 shares issued and outstanding	44,516
Additional paid in capital	16,934
Deficit accumulated during the development stage	(82,466)
Total Stockholders' Deficit	(21,016)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 133

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003
and Period from October 4, 2001 (Inception) through March 31, 2004

	Three Months Ended March 31,		Inception through March 31,
	2004	2003	2004
General and administrative	$ 782	$ 19,691	$ 82,104
Interest expense	-	-	362
Net loss	$ (782)	$ (19,691)	$ (82,466)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	44,516,000	44,516,000

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
and Period from October 4, 2001 (Inception) through March 31, 2004

	Three Months Ended March 31,		Inception through March 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (782)	$ (19,691)	$ (82,466)
Net change in:
Prepaid expenses	-	600	-
Accounts payable and accrued expenses	(5,999)	-	1,310
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,781)	(19,091)	(81,156)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	-	18,000	61,450
Proceeds from note payable - shareholder	6,909	-	19,839
CASH FLOWS FROM FINANCING ACTIVITIES	6,909	18,000	81,289
NET INCREASE (DECREASE) IN CASH	128	(1,091)	133
Cash, beg. of period	5	1,516	-
Cash, end of period	$ 133	$ 425	$ 133

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sinewire Networks, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2 - NOTE PAYABLE - SHAREHOLDER

Sinewire has unsecured promissory notes of $19,839 with two shareholders. The notes bears interest at 8%. The promissory notes and interest are payable upon demand.

NOTE 3 - COMMON STOCK

On April 15, 2004 Sinewire approved an 8 for 1 stock split. The financial statements and footnotes have both been adjusted to show this split. The articles of incorporation were also amended to bring the authorized shares from 25,000,000 to 200,000,000. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

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

Results of Operations

Our company posted losses of $782 for the three months ending March 31, 2004, losses of $19,961 for the three months ended March 31, 2003 and losses of $82,466 since inception to March 31, 2004. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the three months ending March 31, 2004 were $782, compared to our operating expenses for the three months ending March 31, 2003 of $19,091 and our expenses from inception to March 31, 2004 which were $82,104.

Financial Condition, Liquidity and Capital Resources

At March 31, 2004, we had negative working capital of $21,016.

At March 31, 2004, our company's total assets of $133 consists of cash.

At March 31, 2004, our company's total liabilities were $21,149.

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

Plan of Operation

Our primary objectives over the 12 months ending March 31, 2005, will be to continue efforts to raise additional financing to implement our business plan, commence efforts to attract management with experience in the wireless sector and financing contacts, and concurrently continue our consideration of other opportunities or initiatives as an extension to our current business.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $160,000 to initiate the deployment of a wireless network and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$10,000
Operations
Wireless service, marketing and deployment costs	$140,000
Working Capital	$10,000
Total	$160,000

As at March 31, 2004, we had a working capital deficiency of $21,016. We anticipate that we will have to raise additional cash of a minimum of $140,000 as soon as possible, to allow us to commence deployment of our wireless network and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for wireless companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Personnel

As of March 31, 2004, our president, Patrick Ward, and our secretary, Hani Zabaneh, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. If our wireless communications service provider business is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Changes in Securities.

On April 15, 2004, our board of directors approved an eight (8) for one (1) forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was effected with the Nevada Secretary of State on April 19, 2004 and the record date will be as of April 30, 2004. As a result, our authorized capital will increase from 25,000,000 to 200,000,000 shares of common stock with a par value of $0.001. The ratio of distribution was an additional seven (7) shares of common stock for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the Forward Stock Split. This increased our issued and outstanding share capital from 5,564,500 shares of common stock to 44,516,000 shares of common stock.

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

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.2 Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.3 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.4 Certificate of Change pursuant to NRS 78.209 filed with the Nevada Secretary of State on April 19, 2004 (incorporated by reference from our Report Form 8-K, filed April 20, 2004).

(10) Material Contracts

10.1 Wireless Service Provider Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

10.2 Promissory Note (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on March 30, 2004)

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

On April 20, 2004 in respect of our board of directors' approval of an eight (8) for one (1) forward stock split of our authorized, issued and outstanding common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINEWIRE NETWORKS INC.

By: /s/ Patrick Ward
___________________________________
Patrick J. Ward, President, CFO and Director
(Principal Executive Officer and Principal Financial Officer)

Date: May 24, 2004