Form 10QSB
period 2004-06-30
SINEWIRE NETWORKS INC
filed 2004-08-23
CIK 1169394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  44,516,000 common shares issued and outstanding as of August 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2004

ASSETS

Current assets
Cash	$ 88

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 7,834
Note payable - shareholder	19,839
Total current liabilities	27,673

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized, 44,516,000 shares issued and outstanding	44,516
Additional paid in capital	16,934
Deficit accumulated during the development stage	(89,035)
Total Stockholders' Deficit	(27,585)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 88

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2004 and 2003
and Period from October 4, 2001 (Inception) through June 30, 2004
	Three Months Ended June 30,		Six Months Ended June 30,		Inception through June 30,
	2004	2003	2004	2003	2004

General and administrative	$ 6,569	$ 2,867	$ 7,351	$ 22,558	$88,673

Interest expense	-	-	-	-	362

Net loss	$ (6,589)	$ (2,867)	$ (7,351)	$ (22,558)	$ (89,035)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	44,516,000	44,516,000	44,516,000	44,516,000

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
and Period from October 4, 2001 (Inception) through June 30, 2004

	Six Months Ended June 30,		Inception through June 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,351)	$ (22,558)	$ (89,035)
Adjustments to reconcile net deficit to cash used by operating activities:
Net change in:
Prepaid expenses	-	1,200	-
Accounts payable and accrued expenses	525	2,222	7,834

CASH FLOWS USED IN OPERATING ACTIVITIES	(6,826)	(19,136)	(81,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	-	18,000	61,450
Proceeds from note payable - shareholder	6,909	-	19,839

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,909	18,000	81,289

NET INCREASE (DECREASE) IN CASH	83	(1,136)	88
Cash, beg. of period	5	1,516	-
Cash, end of period	$ 88	$ 380	$ 88

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

NOTE 2 - NOTE PAYABLE - SHAREHOLDER

Sinewire has unsecured promissory notes of $19,839 with two shareholders. The notes bear interest at 8%. The promissory notes and interest are payable upon demand.

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

Results of Operations

Our company posted losses of $7,351 for the six months ending June 30, 2004, losses of $22,558 for the six months ended June 30, 2003 and losses of $89,035 since inception to June 30, 2004. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the six months ending June 30, 2004 were $7,351, compared to our operating expenses for the six months ending June, 2003 of $22,558 and our expenses from inception to June 30, 2004 which were $89,035.

Financial Condition, Liquidity and Capital Resources

At June 30, 2004, we had a working capital deficiency of $27,585.

At June 30, 2004, our company's total assets of $88 consists of cash.

At June 30, 2004, our company's total liabilities were $27,673.

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

Plan of Operation

Our primary objectives over the 12 months ending June 30, 2005, will be to continue efforts to raise additional financing to implement our business plan, commence efforts to attract management with experience in the wireless sector and financing contacts, and concurrently continue our consideration of other opportunities or initiatives as an extension to our current business.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $160,000 to initiate the deployment of a wireless network and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations
Wireless service, marketing and deployment costs	$140,000

Working Capital	$10,000

Total	$160,000

As at June 30, 2004, we had a working capital deficiency of $27,585. We anticipate that we will have to raise additional cash of a minimum of $160,000 as soon as possible, to allow us to commence deployment of our wireless network and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for wireless companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Going Concern

The consolidated audited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our services, the continuing successful development of our wireless telecommunications delivery services, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Research and Development

We do not anticipate that we will expend any significant monies on research and development over the next twelve months.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of June 30, 2004, our president, Patrick Ward, and our secretary, Hani Zabanah, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. If our wireless communications service provider business is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

We were incorporated on October 4, 2001 and only just recently completed our business plan to provide wireless high speed Internet. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is

$89,035. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate ongoing revenues and our ability to compete with more established wireless service provider companies

Based upon our proposed plans, we expect to incur significant operating costs and net losses in future periods. This will happen because there are substantial costs and expenses associated with the research, development and marketing of software. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business.

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

Mssrs. Zabanah and Ward own 40,000,000 shares and control us, which is more than 50% of our outstanding shares. As a result, Mssrs. Zabanah and Ward will be able to elect all of our directors and control our operations. Consequently, our other shareholders may not be able to elect any directors. Your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

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

A total of 40,000,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.001 per share. Subject to the resale restrictions described in Rule 144 of the Securities Act of 1933, and otherwise, they will likely sell a portion of their stock if the market price goes above $0.10. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Changes in Securities.

On April 15, 2004, our board of directors approved an eight (8) for one (1) forward stock split (the "Forward Stock Split") of our authorized, issued and outstanding common stock. The Forward Stock Split was effected with the Nevada Secretary of State on April 19, 2004 and the record date was as of April 30, 2004. As a result, our authorized capital increased from 25,000,000 to 200,000,000 shares of common stock with a par value of $0.001. The ratio of distribution was an additional seven (7) shares of common stock for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the Forward Stock Split. This increased our issued and outstanding share capital from 5,564,500 shares of common stock to 44,516,000 shares of common stock.

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

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.2 Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.3 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.4 Certificate of Change pursuant to NRS 78.209 filed with the Nevada Secretary of State on April 19, 2004. (incorporated by reference from our Current Report on Form 8-K, filed on April 21, 2004).

(10) Material Contracts

10.1 Wireless Service Provider Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

10.2 Promissory Note (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on March 30, 2004)

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

Reports on Form 8-K

On April 28, 2004 we filed a Form 8-K announcing our forward stock split.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINEWIRE NETWORKS INC.

By:

/s/ Patrick J. Ward
Patrick J. Ward, President, CFO and Director
(Principal Executive Officer and Principal Financial Officer)

Date: August 23, 2004