Form 10QSB
period 2004-09-30
SINEWIRE NETWORKS INC
filed 2004-11-19
CIK 1169394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  44,516,000 common shares issued and outstanding as of November 1, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2004
ASSETS

Current assets
Cash	$ 43

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 5,195
Note payable - shareholder	23,809
Total current liabilities	29,004

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized, 44,516,000 shares issued and outstanding	44,516
Additional paid in capital	16,934
Deficit accumulated during the development stage	(90,411)
Total Stockholders' Deficit	(28,961)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 43

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2004 and 2003
and Period from October 4, 2001 (Inception) through September 30, 2004
	Three Months Ended September 30,		Nine Months Ended September 30,		Inception through September 30,
	2004	2003	2004	2003	2004

General and administrative	$ 1,376	$ 2,867	$ 8,727	$ 22,558	$ 90,049

Interest expense	-	-	-	-	362

Net loss	$ (1,376)	$ (2,867)	$ (8,727)	$ (22,558)	$ (90,411)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	44,516,000	44,516,000	44,516,000	44,516,000

SINEWIRE NETWORKS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
and Period from October 4, 2001 (Inception) through June 30, 2004
	Nine Months Ended September,30		Inception through September
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,727)	$ (22,558)	$ (90,411)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	-	-
Net change in:
Prepaid expenses	-	1,200	-
Accounts payable and accrued expenses	(2,114)	2,222	5,195

CASH FLOWS USED IN OPERATING ACTIVITIES	(10,841)	(19,136)	(85.216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	-	18,000	61,450
Proceeds from note payable - shareholder	10,879	-	23,809

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,879	18,000	85,259

NET INCREASE (DECREASE) IN CASH	38	(1,136)	43
Cash, beg. of period	5	1,516	-
Cash, end of period	$ 43	$ 380	$ 43

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

NOTE 2 - NOTE PAYABLE - SHAREHOLDER

Sinewire has unsecured promissory notes of $23,809 with two shareholders. The notes bear interest at 8%. The promissory notes and interest are payable upon demand.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations

Our company posted losses of $8,727 for the nine months ending September 30, 2004, losses of $22,558 for the nine months ended September 30, 2003 and losses of $90,411 since inception to September 30, 2004. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the nine months ending September 30, 2004 were $8,727, compared to our operating expenses for the nine months ending September 30, 2003 of $22,558 and our expenses from inception to September 30, 2004 which were $90,411.

Financial Condition, Liquidity and Capital Resources

At September 30, 2004, we had a working capital deficiency of $28,961.

At September 30, 2004, our company's total assets of $43 consists of cash.

At September 30, 2004, our company's total liabilities were $29,004.

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

Plan of Operation

Our primary objectives over the 12 months ending September 30, 2005, will be to continue efforts to raise additional financing to implement our business plan, commence efforts to attract management with experience in the wireless sector and financing contacts, and concurrently continue our consideration of other opportunities or initiatives as an extension to our current business.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $160,000 to initiate the deployment of a wireless network and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$10,000

Operations
Wireless service, marketing and deployment costs	$140,000

Working Capital	$10,000

Total	$160,000

As at September 30, 2004, we had a working capital deficiency of $28,961. We anticipate that we will have to raise additional cash of a minimum of $160,000 as soon as possible, to allow us to commence deployment of our wireless network and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for wireless companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Personnel

As of September 30, 2004, our president, Patrick Ward, and our secretary, Hani Zabanah, are the only employees of our company. They handle all of the responsibilities in the area of corporate administration, business development and research. If our wireless communications service provider business is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

Date: November 19, 2004