Form 10KSB
period 2004-12-31
LAMPERD LESS LETHAL INC
filed 2005-04-07
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-50011

LAMPERD LESS LETHAL INC.
(Name of small business issuer in its charter)

Nevada	98-0358040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1208-1030 West Georgia Street Vancouver, British Columbia	V6E 2Y3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  604-662-7900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. Nil

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

22,580,000 common shares @ $1.15(1) = $25,967,000

(1) Average of bid and ask closing prices on March 31, 2005.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

222,580,000 common shares issued and outstanding as of March 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Lamperd” mean Lamperd Less Lethal Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on October 4, 2001. On March 21, 2005, we changed our name from “Sinewire Networks Inc.” to “Lamperd Less Lethal Inc”. The name change was recorded by the Secretary of State of Nevada on March 21, 2005, and took effect with the NASD Inc.’s Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under our new stock symbol “LLLI”. Our company’s business plan was to become actively engaged as a start-up wireless communications service provider. At present, our company has no assets or business operations. We planned to implement our business strategy by supplying wireless high-speed Internet services, and other complementary Internet and telecommunications services. Our company intended to provide a telecommunications delivery service to businesses, Internet Service Providers and telecommunication companies in underserved markets in North America. Our proposed networks were intended to act as conduits for the transmission of wireless high speed and complementary Internet and telecommunications services.

To date, we have not been successful in implementing our business plan. As management of our company has investigated opportunities and challenges in the business of becoming a wireless communications service provider, management has realized that this business may not present the best opportunity for our company to realize value for our shareholders. Accordingly, we have been seeking to identify an alternate business opportunity or enter into a suitable business combination.

Our company has recently entered into an agreement for the potential acquisition of 1476246 Ontario Limited, an Ontario corporation, who carries on business as Lamperd Less Lethal. In the event that we cannot successfully conclude the acquisition we intend to continue to proceed with our business plan as set out herein.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

On March 24, 2005, we entered into a Share Exchange Agreement dated effective March 18, 2005, among our company under our former name Sinewire Networks Inc., 1476246 Ontario Limited, an Ontario corporation doing business as Lamperd Less Lethal (“Lamperd Less Lethal”), Patrick Ward, Hani Zabaneh and the principal shareholders of Lamperd Less Lethal as set out in the share exchange agreement. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the 100,000,000 issued and outstanding common shares of Lamperd Less Lethal, in exchange for the issuance by our company of 26,000,000 shares of our common stock to the shareholders of Lamperd Less Lethal on the basis of one share of our company for every 3.8461538 common shares of Lamperd Less Lethal.

Conditions Precedent to the Closing of the Share Exchange Agreement

The closing of the share exchange agreement is subject to the satisfaction of conditions precedent to closing as set forth in the share exchange agreement including the following:

1.	our company and Lamperd Less Lethal will have received duly executed copies of all third-party consents and approvals contemplated by the share exchange agreement;
2.	no material adverse effect will have occurred with the business or assets of our company or Lamperd Less Lethal since the date of the share exchange agreement;
3.

no suit, action or proceeding will be pending or threatened which would (i) prevent the consummation of any of the transactions contemplated by the share exchange agreement, or (ii) cause the transaction to be rescinded following consummation;

4.	Lamperd Less Lethal will have no more than 100,000,000 shares outstanding on the closing date of the share exchange agreement;
5.	our company will have no more than 23,000,000 shares outstanding on the closing date of the share exchange agreement;
6.

Patrick Ward will tender 100,000,000 shares of our company’s common stock for cancellation without consideration and Hani Zabaneh will tender 99,580,000 shares of our company’s common stock for cancellation without consideration;

7.	our company and Lamperd Less Lethal will be reasonably satisfied with their respective due diligence investigation of each other; and

8.

Lamperd Less Lethal will have received a signed director’s resolution of our company appointing Terry Smith, Edward Nowicki, Barry Lamperd, Alexander Purvis Glen and Dominic Dicarlo to our company’s board of directors, which appointments will be effective at least ten days after the filing of an Information Statement on Schedule 14f-1.

Due to conditions precedent to closing, including those set out above, and the risk that the conditions precedent will not be satisfied, there is no assurance that our company will complete the share exchange as contemplated in the share exchange agreement.

Should the transaction with Lamperd Less Lethal not close, we intend to provide a telecommunications delivery service to businesses, Internet Service Providers (ISPs) and telecommunication companies in underserved markets in North America. Our proposed networks will act as a conduit for the transmission of wireless high speed and complementary Internet and telecommunications services. In particular, we intend to provide high speed wireless Internet access from the main Internet backbone to our customers. The Internet backbone is the high-speed line or series of connections that forms the major pathway within for the Internet. We intend to accomplish this through the establishment of strategic relationships with complementary businesses within the target markets. Potential strategic partners include the telecommunications companies that supply the main fiber Internet backbone to which we will connect and property companies possessing roof rights needed for the deployment of the services. We have not obtained any such strategic partners to date.

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

The hubs or “points-of-presence” will be able to serve point to point (servicing one building with multiple tenants) and point to multi-point (servicing multiple buildings with one or more tenants), depending on the location of our potential customers.

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

In general, the targeted businesses contain numerous small single or double story buildings, which are widely spaced, thus lacking the density of the urban cores. The sprawling nature of such subdivisions makes the installation and use of fiber extremely expensive. DSL (i.e. “Digital Subscriber Line” or technology that uses existing copper wiring that exists in almost every home to allow data transmission over the wires at far greater speed than the standard phone wiring) technology, which is currently endorsed by the telecom companies, is still not a viable option for guaranteed broadband due to issues in speed degradation, that is related to the distance of the target customer from the telecom companies’ central offices. In some areas of service where the central office is several miles from a business location, DSL is almost as slow as using a 56k modem (i.e. a transmission device that operates at a transmission speed of 56000 bits per second).

Our typical prospective customer will be a company with a minimum of 10 employees, using a number of personal computers (“PCs”) installed on their premises and generally linked by a Local Area Network (i.e. a short-distance network used to link a group of computers together within a building). The customer will have a Web site and will be using the Internet for some preliminary e-commerce activity. Although many target customers may be ready for services obtained from a provider of business applications on a pay and use basis that allow companies to outsource applications/operations such as billing that were previously handled internally, the lack of adequate bandwidth will inhibit them from the uses of such services. Preliminary contact with prospects in a broad section of the market has confirmed that if service were available today the companies would become immediate prospective clients.

In North America alone, at least 160 cities have no adequate high-speed Internet service to their areas where businesses are grouped together in areas surrounding cities (i.e. “business parks”). On average, each of those cities have 20 business parks and, in turn, each subdivision hosts an average of about 250 companies, resulting in approximately 5,000 potential clients per city for an aggregate of approximately 800,000 potential clients within the high speed Internet market.

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

Reputation - A company’s image and reputation is important to prospective customers and the early entrant can develop an enhanced reputation by being a pioneer.

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

Real Estate Access

The greatest barrier to wireless providers entering this market is access to roof rights on strategically located real estate. Such access is required for the placement of antennae needed to deliver and transmit the radio signals within the company’s network. We will attempt to align ourselves with major real estate owners within our target markets, so as toe enable us to overcome this hurdle. We currently lack such contacts.

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

Satellite and wireless cable companies are also trying to offer services to the market, but they are not offering high-speed bandwidth delivery to match the market’s needs.

Established Telecoms

The major telecommunications companies, whether they are a telephone company that was providing local service when the Telecommunications Act of 1996 was enacted (referred to as Incumbent Local Exchange Carriers or ILECs) or a company that competes with the already established local telephone business (known as Competitive Local Exchange Carriers or CLECs), compete in the general high-speed Internet market, offering an assortment of high-speed Internet services. While these companies have a meaningful presence in the urban cores, they have not been willing to expand their services into our target market. The primary reason for this is cost. The need to ensure that the copper circuits are robust enough to provide quality connectivity for digital subscriber line services is cause for concern and apprehension within the engineering departments of the Incumbent Local Exchange Carriers. Compounding that problem, due to the time it takes technicians to install a digital subscriber line circuit at a customer’s premises, installation has proven to be slow, very expensive and a severe drain on technical personnel resources.

High Speed Landline Providers

Rhythm’s, Covad, Northpoint and other companies specialize in the delivery of asymmetric digital subscriber line services across North America. Asymmetric digital subscriber line services are services where the downstream and upstream rates of transmission are not symmetrical. They operate as both wholesale service providers and end user service providers. These companies are expanding as quickly as they can, but are dependent upon the Incumbent Local Exchange Carriers and are thus restricted in their deployment by the problems encountered by the major carriers. In addition, the asymmetric digital subscriber line services specialists are finding that the limitations imposed by wire standards and Central Office equipment is slowing down their deployment of services.

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

Satellite and Wireless Cable

Satellite and Wireless Cable service suppliers, including Direct Satellite & Services and Hughes Network Systems do offer an alternative to our proposed services. However, the transmission technology utilized by these companies is severely limited and effective for high-speed downlink only. The companies rely on 56Kbps analog modem service for their uplink and thus fall short of the market’s needs. Customers with 10 or more people on line would find the telephone connection both frustrating, because of the low speed “uplink” (i.e. transmission upstream), and expensive because of the number of return telephone lines that would be required.

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

Marketing Plan

Brand Identity

When naming our company, the founders sought to choose a name that would be distinctive and that could be established as an easily remembered brand in the increasingly competitive wireless market. “Sine” means without in Latin, giving our name the meaning “without wire”.

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

There are several barriers to entry into the high bandwidth transmission market, which reduce potential competition in the industry, including real estate access, cost of equipment, and brand recognition. The greatest barrier to wireless providers entering this market is access to roof rights on strategically located real estate. Such access is required for the placement of antennae needed to deliver and transmit the radio signals within the company’s network. We will attempt to align ourselves with major real estate owners within our target markets, so as toe enable us to overcome this hurdle. We currently lack such contacts. The cost of installing the equipment for wired based systems is extremely expensive, placing many potential markets out of reach for wire or cable transmission-based companies for the foreseeable future. Although less expensive than wired systems, wireless systems also have large costs making it a risky venture in markets in which there is already established competition between the telecom and cable companies. Therefore, we will target untapped and under-served markets outside of the city cores. A service provider with a known and well-recognized brand name will typically be chosen in preference to its less recognized competitor. We will lack brand recognition and this may place us at a significant disadvantage. However, we intend to establish brand recognition and customer loyalty by offering superior service to competitors.

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

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2005.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We have no operating history and have maintained losses since inception which we expect to continue into the future. We have never had any revenues to date.

We were incorporated on October 4, 2001 and only just recently completed our business plan to provide wireless high speed Internet. We have not commenced operations or realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $93,036. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate ongoing revenues and our ability to compete with more established wireless service provider companies

Based upon our proposed plans, we expect to incur significant operating costs and net losses in future periods. This will happen because there are substantial costs and expenses associated with the research, development and marketing of software. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business.

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

Our officers and directors have little or no direct experience in the management or operation wireless service provider. They will be relying on advice from engineers and consultants that they hire. In the future we will be required to recruit management with more expertise in the wireless service provider industry and we may be unable to do this. In the mean time, our current officers and directors will be devoting only approximately 5% of their professional time to our operations. Our management’s lack of experience and devotion of time may make us more vulnerable than others companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. In particular, if management’s estimates of expenditures are erroneous our business will fail and an investor may lose his or her investment. Our management’s lack of previous experience may harm our operations or cause us to go out of business.

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

From our inception our principal offices are located at 1208 - 1030 West Georgia Street, Vancouver, British Columbia V6E 4Y3 and our telephone number was 604.662.7900. We lease our office space from Alpha Beta Developments Inc. on a month to month basis and our monthly rental is $200. We believe that this space is sufficient at this time. However, we may move to expanded office space when and if our business expands.

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

On June 5, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the name “Sinewire Networks Inc.” and under the symbol “SNTW”. On March 21, 2005, we changed our name from “Sinewire Networks Inc.” to “Lamperd Less Lethal Inc”. The name change took effect with the NASD Inc.’s Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under our new stock symbol “LLLI”.The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2003 and 2004. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High	Low
March 31, 2003	--	--
June 30, 2003	--	--
September 30, 2003	0.01	0.00
December 31, 2003	0.01	0.01
March 31, 2004	0.01	0.01
June 30, 2004	0.01	0.01
September 30, 2004	0.01	0.01
December 31, 2004	0.01	0.01

(1) Our common stock received approval for quotation on June 5, 2003. The first trade occurred March 31, 2005.

On March 31, 2005, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.30.

As of March 31, 2005, there were 48 holders of record of our common stock. As of such date, 222,580,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

On January 27, 2005, our board of directors of the Corporation approved a five (5) for one (1) forward stock split (the “Forward Stock Split”) of our authorized, issued and outstanding common stock. The Forward Stock Split was effected with the Nevada Secretary of State on January 31, 2005 and the record date was as of February 10, 2005. As a result, our authorized capital increased from 200,000,000 to 1,000,000,000 shares of common stock with a par value of $0.001. The ratio of distribution was an additional four (4) shares of common stock for every one (1) share of common stock issued and outstanding immediately prior to the effective date of the Forward Stock Split. This increased our issued and outstanding share capital from 44,516,000 shares of common stock to 222,580,000 shares of common stock.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operations

Results of Operations.

We posted losses of $11,352 for the year ending December 31, 2004, losses of $16,874 for the year ended December 31, 2003, and losses of $93,036 since inception to December 31, 2004. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ending December 31, 2004 were $11,352 compared to the year ending December 31, 2003 that were $16,874.

Financial Condition, Liquidity and Capital Resources

Since inception on October 4, 2001, we have been engaged as a start-up wireless internet service provider. Our principal capital resources have been acquired through the issuance of common stock.

At December 31, 2004, we had a deficit of working capital deficit of $31,586 compared to working capital of $20,234 at December 31, 2003.

At December 31, 2004, we had no assets. This compares with our assets at December 31, 2003 of $5 which consisted of cash.

At December 31, 2004, our total liabilities were $31,586, compared to our liabilities of $20,239 as at December 31, 2003.

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

As at December 31, 2004, we had a working capital deficiency of $31,586. Should the transaction with Lamperd Less Lethal not close, we anticipate that we will have to raise additional cash of a minimum of $150,000 no later than June 30, 2005, to allow us to commence deployment of our wireless network and to provide us with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for wireless companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending December 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2005.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors).

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended December 31, 2004, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company’s financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”, (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor’s year-end. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial position

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of December 31, 2003, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through December 31, 2004 have incurred losses of $93,036 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As at our year end, we were in discussions with several investors, however no definitive agreements have been reached.

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

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated March 28, 2005

Consolidated Balance Sheets as at December 31, 2004

Consolidated Statements of Operations for the year ended December 31, 2004, December 31, 2003 and for the period from October 4, 2001 (incorporation) to December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the year ended December 31, 2004, December 31, 2003 and for the period from October 4, 2001 (incorporation) to December 31, 2004

Consolidated Statements of Cash Flows for the year ended December 31, 2004, December 31, 2003 and for the period from October 4, 2001 (incorporation) to December 31, 2004

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Sinewire Networks, Inc.

(A Development Stage Company)

Vancouver BC, Canada

We have audited the accompanying balance sheet of Sinewire Networks, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended and for the period from October 4, 2001 (Inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinewire Networks, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended and for the period from October 4, 2001 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

March 28, 2005

See accompanying summary of accounting policies

and notes to financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2004

ASSETS

Current assets
Cash	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$7,777
Notes payable – shareholder	23,809
Total current liabilities	31,586

Commitments

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 200,000,000 shares authorized, 44,516,000 shares issued and outstanding	44,51	6
Additional paid in capital	16,934
Deficit accumulated during the development stage	(93,036)
Total Stockholders’ Deficit	(31,586)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—

See accompanying summary of accounting policies

and notes to financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

and Period from October 4, 2001 (Inception) through December 31, 2004

	Years Ended December 31,		Inception through December 31,
	2004	2003	2004

Expenses:
General and administrative	$11,352	$16,874	$92,674

Interest expense	—	—	362

Net loss	$(11,352)	$(16,874)	$(93,036)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	44,516,000	44,516,000

See accompanying summary of accounting policies

and notes to financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

Period From October 4, 2001 (Inception) through December 31, 2004

	Common Stock		Additional paid in capital	Deficit accumulated during the development stage	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock to founders for cash	40,000,000	$40,000	$ (35,000)	$—	$(3,000)	$2,000
Net loss	—	—	—	(2,428)	—	(2,428)
Balance, December 31, 2001	40,000,000	40,000	(35,000)	(2,428)	(3,000)	(428)
Issuance of common stock for cash	4,516,000	4,516	51,934	—	—	56,450
Net loss	—	—	—	(62,382)	—	(62,382)
Balance, December 31, 2002	44,516,000	44,516	16,934	(64,810)	(3,000)	(6,360)

Collection of subscription receivable	—	—	—	—	3,000	3,000
Net loss	—	—	—	(16,874)	—	(16,874)
Balance, December 31, 2003	44,516,000	44,516	16,934	(81,684)	—	(20,234)

Net loss	—	—	—	(11,352)	—	(11,352)

Balance, December 31, 2004	44,516,000	$44,516	$16,934	$ (91,537)	$—	$ (31,586)

See accompanying summary of accounting policies

and notes to financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

and Period from October 4, 2001 (Inception) through December 31, 2004

	Years ended December 31,		Inception through December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,352)	$(16,874)	$(93,036)

Net change in:
Prepaid expenses	—	1,432	—
Accounts payable and accrued expenses	468	6,931	7,777

CASH FLOWS USED IN OPERATING ACTIVITIES	(10,884)	(8,511)	(85,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	—	3,00	61,450
Proceeds from note payable – shareholder	10,879	4,000	23,809

CASH FLOWS FROM FINANCING ACTIVITIES	10,879	7,000	85,259

NET INCREASE (DECREASE) IN CASH	(5)	(1,511)	—
Cash, beg. of period	5	1,516	—
Cash, end of period	$—	$5	$—

See accompanying summary of accounting policies

and notes to financial statements.

SINEWIRE NETWORKS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of business. Sinewire Networks, Inc. (“Sinewire”) was incorporated in Nevada on October 4, 2001, to become a wireless communications service provider.

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

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

NOTE 2 – GOING CONCERN

Sinewire has incurred losses totaling $93,036 through December 31, 2004 has a working capital deficit of 31,586 at December 31, 2004. Because of these conditions, Sinewire will require additional working capital to develop business operations. Sinewire intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that Sinewire will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support Sinewire’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financings are insufficient, Sinewire will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Sinewire. If adequate working capital is not available Sinewire may not increase its operations.

These conditions raise substantial doubt about Sinewire’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Sinewire be unable to continue as a going concern.

NOTE 3 - INCOME TAXES

Sinewire has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2004 a deferred tax asset has not been recorded due to Sinewire’s lack of operations to provide income to use the net operating loss carryover of $92,000 that expires in years 2021 through 2024.

NOTE 4 – NOTE PAYABLE - SHAREHOLDER

Sinewire has unsecured promissory notes of $23,809 with one shareholder. The note bears interest at 8%. The promissory note and interest are payable upon demand.

NOTE 5 – COMMON STOCK

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

NOTE 7 – SUBSEQUENT EVENT

On March 21, 2005, we changed our name from “Sinewire Networks Inc.” to “Lamperd Less Lethal Inc”. The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the NASD Inc.’s Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under our new stock symbol “LLLI”. Our company’s new CUSIP number is 513665 10 9.

On March 24, 2005, we entered into a Share Exchange Agreement dated effective March 18, 2005, among our company under our former name Sinewire Networks Inc., 1476246 Ontario Limited, an Ontario corporation doing business as Lamperd Less Lethal (“Lamperd Less Lethal”), Patrick Ward, Hani Zabaneh and the principal shareholders of Lamperd Less Lethal as set out in the share exchange agreement. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the 100,000,000 issued and outstanding common shares of Lamperd Less Lethal, in exchange for the issuance by our company of 26,000,000 shares of our common stock to the shareholders of Lamperd Less Lethal on the basis of one share of our company for every 3.8461538 common shares of Lamperd Less Lethal.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC (the “Former Accountant”) was dismissed on August 20, 2004 as our independent auditors. Malone & Bailey’s audit reports as of December 31, 2003 and 2002 and for each of the two years then ended on our financial statements did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended December 31, 2003 and 2002 and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated August 20, 2004 was filed as Exhibit 16 to our Form 8-K filed on August 20, 2004. Lopez, Blevins, Bork & Associates, L.L.P. was engaged on August 20, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

During the years ended December 31, 2003 and 2002 and subsequent to December 31, 2003 through the date hereof, neither Highland nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president along with our company’s secretary. Based upon that evaluation, our company’s president along with our company’s secretary concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at March 31, 2005, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Hani Zabaneh	President, Secretary, Treasurer and Director	33	October 4, 2001

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Hani Zabaneh

Mr. Zahanah became our President, Secretary and Treasurer on February 17, 2005 and a director on October 4, 2001.

From 2000 to 2002, Mr. Zabaneh was the Chief Operations Officer of Stock House Media Inc., a global provider of financial content and online community development products. From 1998 to 2000 Mr. Zabaneh was the Director of Operations for Stock House Media Inc. 1996 to 1998 Mr. Zabaneh worked as an Analyst with Reliance Geological Services Inc., an exploration company. 1993 to 1996 Mr. Zabaneh operated a small private dry-cleaning business.

Mr. Zabaneh has a Bachelor of Science (Honours) from Queen’s University.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;
•	Nominating and Corporate Governance Committee; and
•	Compensation Committee.

Our Audit Committee is currently made up of Hani Zabaneh. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on February 9, 2004.

Our Nominating and Corporate Governance Committee is currently made up of Hani Zabaneh. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on February 9, 2004.

Our Compensation Committee is currently made up of Hani Zabaneh. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on February 9, 2004.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2004, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective February 9, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2004.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended December 31, 2004.

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

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at March 31, 2005, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Hani Zabaneh 1605 Chippendale Road West Vancouver, BC V7S 2N6 Canada	100,000,000 common shares	44.93%
Patrick Ward #1605-945 Marine Drive West Vancouver, BC V7T 1A8 Canada	100,000,000 common shares	44.93%
Directors and Executive Officers as a Group	100,000,000 common shares	44.93%
(1)

Based on 222,580,000 shares of common stock issued and outstanding as of March 31, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13.	Exhibits.

Exhibits

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and By-laws

3.1    Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.2    Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.3    Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.4    Certificate of Amendment filed with the Nevada Secretary of State on January 31, 2005. (incorporated by reference from our Current Report on Form 8-K, filed on February 1, 2005)

3.5    Certificate of Amendment filed with the Nevada Secretary of State on March 21, 2005 (incorporated by reference from our Current Report on Form 8-K, filed on March 31, 2005).

(10)	Material Contracts

10.1  Wireless Service Provider Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

10.2  Promissory Note (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

10.3  Share Exchange Agreement dated March 18, 2005, among our company under our former name Sinewire Networks Inc., 1476246 Ontario Limited doing business as Lamperd Less Lethal, Patrick Ward, Hani Zabaneh and the principal shareholders as set out in the share exchange agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 31, 2005).

(14)	Code of Ethics

14.1  Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on March 30, 2004)

(31)	Section 302 Certifications
31.1	Certification
(32)	Section 906 Certification
32.1	Certification

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 were $3,000.

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 were $2,800.

Audit Related Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

For the fiscal year ended December 31, 2003, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

Tax Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended December 31, 2003, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Lopez, Blevins, Bork & Associates, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.

By: /s/ Hani Zabaneh

Hani Zabaneh, President, Secretary, Treasurer and Director

Date: April 6, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hani Zabaneh
Hani Zabaneh	President, Secretary, Treasurer and Director	April 6, 2005