Form 10QSB
period 2005-03-31
LAMPERD LESS LETHAL INC
filed 2005-05-23
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-50011

LAMPERD LESS LETHAL INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0358040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 Michener Road, Sarnia, Ontario, Canada N7S 4B1
(Address of principal executive offices)

(519) 344-4445
(Issuer's telephone number)

SINEWIRE NETWORKS INC. #1208-1030 West Georgia Street, Vancouver, British Columbia, Canada, V6E 2Y3
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  50,500,000 common shares issued and outstanding as of May 15, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

LAMPERED LESS LETHAL, INC.

(Formally Sinewire Networks, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2005

ASSETS

Current assets
Cash	$ 107

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 18,250
Accrued interest	2,076
Note payable – shareholder	28,809
Total current liabilities	49,135

Commitments

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 1,000,000,000 shares authorized, 222,580,000 shares issued and outstanding	222,580
Additional paid in capital	(161,130)
Deficit accumulated during the development stage	(110,478)
Total stockholders’ deficit	(49,028)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 107

See accompanying notes to financial statements

LAMPERED LESS LETHAL, INC.

(Formally Sinewire Networks, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

and Period from October 4, 2001 (Inception) through March 31, 2005

	Three Months Ended March 31,		Inception through March 31,
	2005	2004	2005

General and administrative	$ 15,304	$ 782	$ 107,978

Interest expense	2,138	-	2,500

Net loss	$ (17,442)	$ (782)	$ (110,478)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	222,580,000	222,580,000

See accompanying notes to financial statements

LAMPERED LESS LETHAL, INC.

(Formally Sinewire Networks, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

and Period from October 4, 2001 (Inception) through March 31, 2005

	Three Months Ended March 31,		Inception through March 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (17,442)	$ (782)	$ (110,478)

Net change in:
Accounts payable and accrued expenses	12,549	(5,999)	20,326

CASH FLOWS USED IN OPERATING ACTIVITIES	(4,893)	(6,781)	(90,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	-	-	61,450
Proceeds from note payable – shareholder	5,000	6,909	28,809

CASH FLOWS FROM FINANCING ACTIVITIES	5,000	6,909	90,259

NET INCREASE (DECREASE) IN CASH	107	128	107
Cash, beg. of period	-	5	-
Cash, end of period	$ 107	$ 133	$ 107

See accompanying notes to financial statements

LAMPERED LESS LETHAL, INC.

(Formally Sinewire Networks, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sinewire Networks, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year December 31, 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2 – NOTE PAYABLE - SHAREHOLDER

Sinewire has unsecured promissory notes of $28,809 with two shareholders. The notes bear interest at 8%. The promissory notes and interest are payable upon demand.

NOTE 3 – COMMON STOCK

On February 15, 2005 Sinewire approved a 5 for 1 forward stock split. The financial statements and footnotes have both been adjusted to show this split. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

NOTE 4 – MATERIAL CHANGES

On March 21, 2005, we changed our name from "Sinewire Networks Inc." to "Lamperd Less Lethal Inc". The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the NASD Inc.’s Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under our new stock symbol "LLLI". Our company's new CUSIP number is 513665 10 9.

NOTE 5 – SUBSEQUENT EVENTS

On March 24, 2005, the Company entered into a Share Exchange Agreement among the Company, under its former name Sinewire Networks Inc., 1476246 Ontario Limited, an Ontario corporation doing business as Lamperd Less Lethal (“Lamperd”), Patrick Ward, Hani Zabaneh and the shareholders of Lamperd as set out in the Share Exchange Agreement. The Share

Exchange Agreement contemplated the Company acquiring all of the issued and outstanding shares of Lamperd.

The closing of the transactions contemplated in the Share Exchange Agreement and the acquisition by the Company of all of the issued and outstanding common stock of Lamperd occurred on April 21, 2005, effective as of April 14, 2005. In accordance with the closing of the Share Exchange Agreement, and effective as of April 14, 2005, the Company acquired all of the 100,000,000 issued and outstanding common shares of Lamperd, in exchange for the issuance by the Company of 26,000,000 shares of our common stock to the shareholders of Lamperd on the basis of one share of our company for every 3.8461538 common shares of Lamperd. As a result of the share exchange transaction, Lamperd became a wholly-owned subsidiary of the Company as of April 14, 2005. For financial statement purposes, Lamperd, the acquired entity, is regarded as the accounting acquirer as of April 14, 2005.

The Company had 50,500,000 common shares issued and outstanding as of April 14, 2005 as a result of the issuance of 26,000,000 shares in connection with the closing of the Share Exchange Agreement, and the issuance of 1,500,000 shares issued to Higgs Investment Group Inc. pursuant to a private placement under a Subscription Agreement dated April 14, 2005, between the Company and Higgs Investment Group. The former shareholders of Lamperd own 26,000,000 shares of the Company’s common stock, representing approximately 51.5% of the issued and outstanding shares of the Company.

As the former shareholders of Lamperd hold 51.5% of the Company’s shares, and because the business of Lamperd represents the only business operations of the Company, the acquisition of Lamperd is deemed to be a reverse acquisition for accounting purposes. Lamperd, the acquired entity, is regarded as the accounting acquirer as of April 14, 2005. Starting with the periodic report for the quarter in which the acquisition was consummated, the Company will file quarterly and annual reports based on the December 31, 2004 fiscal year end of Lamperd. Such financial statements will depict the operating results of Lamperd, including the acquisition of the Company, from April 14, 2005.

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

As used in this quarterly report, the terms "we", "us", "our company", and "Lamperd" mean Lamperd Less Lethal Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB.

ACQUISITION OF LAMPERD LESS LETHAL

On March 24, 2005, we entered into a Share Exchange Agreement among our company, under our former name Sinewire Networks Inc., 1476246 Ontario Limited, an Ontario corporation doing business as Lamperd Less Lethal (“Lamperd”), Patrick Ward, Hani Zabaneh and the shareholders of Lamperd as set out in the Share Exchange Agreement. The Share Exchange Agreement contemplated our company acquiring all of the issued and outstanding shares of Lamperd.

The closing of the transactions contemplated in the Share Exchange Agreement and the acquisition by our company of all of the issued and outstanding common stock of Lamperd occurred on April 21, 2005, effective as of April 14, 2005. In accordance with the closing of the Share Exchange Agreement, and effective as of April 14, 2005, we acquired all of the 100,000,000 issued and outstanding common shares of Lamperd, in exchange for the issuance by our company of 26,000,000 shares of our common stock to the shareholders of Lamperd on the basis of one share of our company for every 3.8461538 common shares of Lamperd. As a result of the share exchange transaction, Lamperd became a wholly-owned subsidiary of our company as of April 14, 2005. For financial statement purposes, Lamperd, the acquired entity, is regarded as the accounting acquirer as of April 14, 2005.

Our company has 50,500,000 common shares issued and outstanding as of April 14, 2005 as a result of the issuance of 26,000,000 shares in connection with the closing of the Share Exchange Agreement, and the issuance of 1,500,000 shares issued to Higgs Investment Group Inc. pursuant to a private placement under a Subscription

Agreement dated April 14, 2005, between our company and Higgs Investment Group. The former shareholders of Lamperd own 26,000,000 shares of our company’s common stock, representing approximately 51.5% of the issued and outstanding shares of our company.

As the former shareholders of Lamperd hold 51.5% of our shares, and because the business of Lamperd represents the only business operations of our company, the acquisition of Lamperd is deemed to be a reverse acquisition for accounting purposes. Lamperd, the acquired entity, is regarded as the accounting acquirer as of April 14, 2005. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file quarterly and annual reports based on the December 31, 2004 fiscal year end of Lamperd. Such financial statements will depict the operating results of Lamperd, including the acquisition of our company, from April 14, 2005.

The shares of our common stock issued to the shareholders of Lamperd pursuant to the Share Exchange Agreement and the shares issued under the Subscription Agreement will not be registered with the Securities Exchange Commission or the securities commission of any United States state, and were issued in reliance upon an exemption from registration in an offering of securities in an offshore transaction to persons who are not United States persons pursuant to Regulation S under the United States Securities Act of 1933, as amended.

CORPORATE HISTORY

Lamperd Less Lethal Inc.

We were incorporated under the laws of the State of Nevada under the name “Sinewire Networks Inc.” on October 4, 2001. On March 21, 2005, we changed our name to “Lamperd Less Lethal Inc.” The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the NASD Inc.’s Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under our new stock symbol “LLLI”.

Following our incorporation, we focussed our business efforts on establishing our company as a start-up wireless communications service provider. We planned to implement our business strategy by supplying wireless high-speed internet services, and other complementary internet and telecommunications services. Our company intended to provide a telecommunications delivery service to businesses, Internet service providers and telecommunication companies in underserved markets in North America. Our networks were intended to act as conduits for the transmission of high speed wireless and complementary Internet and telecommunications services.

We were not successful in implementing our business plan. As management of our company investigated opportunities and challenges in the business of becoming a wireless communications service provider, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our previous business plan and focussed on the identification of suitable businesses with which to enter into a business opportunity or business combination.

1476246 Ontario Limited doing business as Lamperd Less Lethal

Lamperd was incorporated pursuant to the laws of the Province of Ontario on November 22, 2001.

Lamperd is a developer and manufacturer of civil defence products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, Lamperd also manufactures shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. Lamperd also provides less lethal training to police, military and private sector security personnel. Training is provided by Lamperd’s experienced military and police contractors in addition to trained civilian contractors which are retained as required by Lamperd with permission from their respective agencies. The training programs offered by Lamperd incorporate the most current less lethal techniques and equipment, including Lamperd’s own products.

CURRENT BUSINESS

Following the effective date of the Share Exchange Agreement, our company commenced the business of developing and manufacturing civil defence equipment through Lamperd, our wholly-owned operating subsidiary. Lamperd has developed civil defence products that are designed as a less lethal alternative to conventional weapons. The Lamperd product line includes four launchers, five types of munitions and a variety of additional products including shields, protective devices and an assortment of training products.

The launchers consist of a hand held model called the Defender I, a longer version called the Defender II, a “revolving shotgun” launcher called the RSG-20 and the Military Peace Keeper, or MPK version, that combines lethal and less lethal technologies in one launcher. The launchers fire 5 rounds. The five types of munitions developed for use by Lamperd’s launchers, as well as certain conventional weapons, consist of sock rounds, WASP synthetic rounds, distractionary rounds, liquid incapacitant rounds, and training rounds.

Lamperd’s market is primarily comprised of military forces and law enforcement organizations in Canada and the United States. In Canada, Lamperd’s products are primarily sold to distributors who distribute its products to end users on an exclusive basis. Lamperd has been granted a Canadian Business Firearms License, which allows the company to manufacture, repair, store, import, export and sell its proprietary products.

Our products are sold in the United States through a network of distributors. Lamperd’s munitions have been approved by the Joint Less-lethal Weapons program in the United States. The program was established in order to provide certain personnel with a variety of non-lethal weapons products. In furtherance of the marketing and sales of Lamperd’s products, Lamperd has been assigned a NATO Commercial and Government Entity Code which enables it to sell military supplies to NATO member countries.

LAUNCHERS

Lamperd has developed four proprietary projectile launchers. Each of the launchers is compatible with Lamperd’s line of proprietary less lethal munitions including the WASP composite rounds, sock rounds, training rounds, distractionary rounds and liquid incapacitant rounds. The three launchers fire 5 rounds. The ability of an operator to fire more than a single round provides greater security in hostile situations.

Defender I

The Defender 1 is Lamperd’s standard launcher product. The launcher fires munitions from a cylinder that holds five rounds. The launcher is a compact and lightweight product that fires 20 guage rounds.

Defender II

The Defender II is a longer version than the Defender I and also fires munitions from a cylinder that holds 5 rounds. The launcher fires 20 guage rounds and has a longer barrel which provides for improved accuracy and greater effectiveness at longer ranges.

RSG-20

The RSG-20 is a “revolving shotgun” version developed for the United States market and designed to fire five 20 gauge cartridges.

Military Peace Keeper

The MPK version combines lethal and less lethal technologies in one launcher and fires five rounds. The launcher is lightweight and contains a laser system for increased accuracy.

MUNITIONS

Lamperd manufactures five types of proprietary munitions used by the launchers. Each of the munitions is made in 20 guage, 12 guage, 37mm and 40mm sizes. In addition, Lamperd’s munitions are compatible with other 20 gauge, 12 gauge, 37mm and 40mm conventional weapons delivery systems. The munitions are designed to ensure the safety of the operator and incapacitate rather than kill an opponent.

WASP Composite Rounds

The WASP round is Lamperd’s most technologically advanced product. The round consists of a projectile made from a rubber composite material that does not harden in colder climates and possesses energy dissipation attributes, resulting in a safer and more accurate projectile. The composite material allows it to be used in temperatures ranging from minus 50 degrees Celsius to 100 degrees Celsius. The chemical composition of the projectile dissipates energy upon impact, thus inflicting a level of force that is sufficient to temporarily incapacitate but not kill the intended opponent. The projectile is patent pending in Canada and the United States. The projectile was developed in partnership with the University of Western Ontario. The University of Western Ontario granted Lamperd an exclusive world-wide license to the technology pursuant to a license agreement dated January 30, 2005. The license agreement is effective for the term the patent rights are protected, subject to certain conditions. In consideration for the grant of license, Lamperd agreed to pay all out-of-pocket expenses incurred by the University of Western Ontario, assume responsibility for future patent prosecution and rights and pay the University a royalty commencing on April 1, 2006 of three percent of revenue directly attributable to the projectile. The royalty is subject to minimum royalty obligations of $5,000 per year for each of the second and third years following the entry into the License Agreement, $10,000 per year for the fourth to sixth years, and $20,000 thereafter.

Sock Rounds

The sock round fires a pouch or “beanbag” projectile filled with lead pellets. Each sock round contains a proprietary “tail” attached to the end of the round which stabilizes the round for increased accuracy. The composition of the projectile allows for the dissipation of energy upon impact which reduces the chances of injury of the intended target. The projectile is intended to be aimed at the abdomen and hits the intended target with sufficient force to knock the opponent down, but generally not enough to cause permanent injury.

Distractionary Rounds

The distractionary round is an alternative to conventional stun grenades and provides a bright flash combined with a 135 decibel noise, used to disorient and temporarily blind opponents without causing permanent damage. This product is an alternative to stun grenades that are traditionally used for the same purpose.

Liquid Incapacitant Rounds

Incapacitant rounds fire either a liquid or powder form of pepper spray designed to temporarily blind and incapacitate opponents without the need for officer contact. Firing the incapacitant rounds from a launcher provides greater safety to the operator and provides more range than traditional spray delivery methods.

Training Rounds

Training rounds are non-lethal munitions used by military and law enforcement organizations to carry out training exercises amongst themselves in preparation for hostile or combat situations.

Additional Products

Lamperd manufactures and distributes products in addition to launchers and munitions, including the Specialized Mobil Armed Robot Technology System or SMART System which combines the Defender launcher technology with an integrated human-robot interface control platform. The SMART System is designed to deliver less lethal, lethal and chemical weapon systems. Communication is facilitated by a 360 degree camera and a proprietary sighting system mounted to the robotic platform. The product can also be customized in accordance with the requirements of the end-user.

MARKET

The military and law enforcement organizations represent Lamperd’s primary target markets. Corrections personnel, commercial airlines and private security firms and guard services represent potential secondary markets for its products. Our company intends to focus on the primary target markets and establish operations and revenues before pursuing secondary markets.

Law Enforcement Organizations

Federal, state and local law enforcement agencies in Canada and the United States currently represent the primary target market for our less lethal products. The law enforcement market is essentially comprised of regular forces, as well as special and tactical forces. Although both divisions can utilize Lamperd’s products, our company has determined that the special and tactical operations market provides more potential for a company of our size and experience. The regular forces market is considerably larger in terms of demand, and is generally supplied by large established firms who offer both conventional and less lethal products. Our company intends to concentrate our efforts almost exclusively on special and tactical operations. After we have achieved market acceptance of our products in the special and tactical forces market, our company may then determine whether to actively pursue the regular forces market.

In targeting special and tactical operations of law enforcement in the United States, our company intends to pursue law enforcement organizations that serve local populations of 250,000 people or more. Our company has determined not to pursue organizations who serve smaller communities because the need and budget for less lethal products in such communities is minimal. In Canada, however, law enforcement organizations tend to be national or regional, except in larger metropolitan centers. Municipalities with a population over 30,000 generally do not have their own police force but are controlled by larger forces such as the Royal Canadian Mounted Police in Canada. Our company has determined that every police officer in Canada represents a potential end user for our products.

To date, sales of Lamperd’s products to law enforcement organizations include munitions, except for the WASP round, shields, service equipment and training gear accessories.

Military

Military forces in North American represent another key market for our less lethal products. The military forces, similar to law enforcement organizations, are composed of regular forces, as well as special and tactical operations. For the same reasons as the law enforcement market, our company intends on focussing on developing sales with the special and tactical divisions of the military before pursuing the regular forces market.

Too date, Lamperd’s sales to military forces include munitions, except for the WASP round, shields, service equipment, training gear and accessories. No commercial sales of WASP rounds have been made due to Lamperd’s past inability to produce such rounds in commercial quantities. However, Lamperd has received an order for 10,000 WASP rounds from ALS Technologies to supply the United States military forces to be used for evaluation purposes by the United States military’s general forces.

Potential Secondary Markets

Although Lamperd has not yet targeted this market, the private security, corrections, and guard services market represents considerable potential demand for less lethal products. This market represents a broad range of individuals, including bodyguards, commercial and government building security guards and commercial money carrier employees.

Following the events of September 11, 2001, the United States commercial airline industry implemented security measures to protect its passengers and crew. Such measures included reinforcement of cockpit doors, increased airport security, and the testing of effective devices for storage and use on airlines. Although Lamperd has not pursued this market, it represents another potential niche market for its less lethal products.

SALES AND MARKETING STRATEGY

Overview

Lamperd has developed a line of less lethal products and now seeks to focus its efforts on the expansion of its operations. To achieve growth of operations, Lamperd plans to hire key employees and develop marketing materials to promote its product line. Additionally, Lamperd seek to concentrate its efforts on gaining the requisite approval to sell its products to the military and law enforcement organizations in the United States and on promoting retail sales and establishing distribution channels for its products. To facilitate growth, Lamperd intends to market its product line and continue the development of its comprehensive training program. In addition, Lamperd seeks to enhance and streamline its manufacturing infrastructure and efficiencies to support product demand.

Our priority is expanding our operations and creating awareness and demand for our less lethal products. Given the market demand, our primary objective in the short-to-medium terms is establishing our company as the primary supplier of less lethal products to the special and tactical forces of the military and law enforcement organizations in Canada and the United States. The broad geographic span of our target market and emphasis on development and expansion has resulted in our focus on developing distribution alliances and partnerships as the preferred means of business development. Our company intends to leverage external resources to minimize overhead and to seek market development by tapping into existing client pools of distributors and marketing partners. These arrangements may take the form of commercial agreements or joint ventures. While expanding our direct sales, we simultaneously intend to enter into non-exclusive distribution and marketing agreements with a number of partners in order to increase our market share.

Military forces and law enforcement organizations represent our primary target markets. In each of these markets, the decision to purchase our products is normally made by a committee of individuals. Depending upon the size and cost of the order, the decision may involve political decision-makers such as city council members, various levels of government and a host of military committees and organizations. The process by which such committees or organizations decide to purchase our products is a time consuming process. The approval process is also lengthened by the testing phase that an approving body or organization may require before final approval is granted. Although our company has focussed on the two specified markets, we anticipate that we will require significant time, money and resources to develop significant sales within such markets.

Our company estimates that Lamperd will spend approximately $5,000 on marketing and sales activities during Lamperd’s 2005 fiscal year, excluding salaries for internal sales and marketing personnel. Our short term strategy involves establishing and selling products to Canada and the United States. Our long term strategy contemplates our expansion into the United Kingdom, continental Europe, South America, Australia and Africa.

North America Distribution

We intend to focus on selling our products through distributors. We have chosen our current distributors, and will select new distributors, based upon their reputation within the industry, credit worthiness, and their distribution network. We intend to maintain tight controls over our distributors to ensure that our standards are upheld.

In Canada, R. Nicholls Distributors Inc. is Lamperd’s primary distributor for the military and law enforcement markets. This arrangement is non-exclusive and has not been formalized by a written agreement. R. Nicholls is the largest distributor of less lethal products in the country. It is the primary supplier of military products to the Canadian military and many of the largest law enforcement organizations in Canada. R. Nicholls and DIMACO, a division of Heroux-Devtek Inc., a publicly traded Canadian company with shares listed for trading on the Toronto Stock Exchange, both distribute our MPK launcher and munitions on a non-exclusive basis. DIMACO also has the right to sell these products to their clients internationally.

International Distribution

In the United States, Fox Labs International Inc. is the primary distributor of our entire product line. This arrangement is non-exclusive and has not been formalized by a written agreement.

Training Programs

Lamperd has established a comprehensive training program to assist its clients with the use of its products as well as a host of additional programs designed to train and educate participants in matters related to professional security training. Most law enforcement, military and corrections agencies will not purchase less lethal products until a training program is established in order to ensure that appropriate measures have been undertaken to properly train personnel in the use of such products. We currently provide training through personal instruction in respect of a wide range of classes for varying levels of experience. Our company has authorized qualified individuals to train participants at Lamperd’s 15 acre training facility that it leases on an as needed basis for a daily fee.

Promotional Activities

Due to the specialized nature of less lethal products, we focus our promotional activities on specific trade shows and product demonstrations. In addition, we also promote our products to law enforcement organizations through specialty magazines. Advertising is primarily expensed by our distributors and our company expenses a negligible amount on advertising costs at this time.

Results of Operations

Our company posted losses of $17,442 for the three months ended March 31, 2005, losses of $782 for the three months ended March 31, 2004 and losses of $110,478 since inception to March 31, 2005. The principal component of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the three months ended March 31, 2005 were $17,442, compared to our operating expenses for the three months ended March 31, 2004 of $782 and our expenses from inception to March 31, 2005 which were $110,478.

Financial Condition, Liquidity and Capital Resources

At March 31, 2005, we had a working capital deficiency of $49,028.

At March 31, 2005, our company's total assets of $107 consisted of cash.

At March 31, 2005, our company's total liabilities were $49,135. Of this amount, $28,809 was for a note payable to one of our shareholders, which note was cancelled subsequent to the period end and so no longer remains due or owing.

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

Plan of Operation

Our primary objectives over the 12 months ending March 31, 2006, will be to continue efforts to raise additional financing to implement our business plan, commence efforts to attract management with experience in developing and manufacturing civil defence equipment and financing contacts, and concurrently continue our consideration of other opportunities or initiatives as an extension to our current business.

Cash Requirements

On April 14, 2005 we closed a private placement for the issuance and sale of 1,500,000 units at a purchase price of $1.00 per unit for total aggregate proceeds of $1,500,000. Each unit was comprised of one common share and two share purchase warrants to purchase common shares for the additional consideration of $1.25 per share in the first twelve months and at a price per share of $1.40 for the remaining twelve months.

Over the next twelve months we require funds in the amount of at least $1,420,000 to initiate the deployment of our civil defence equipment business and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months

Total General and Administrative	$720,000
Salaries: $240,000
Lease Costs: $120,000
General Administrative Expenses: $360,000

Operations
Equipment Costs	$400,000

Unallocated Working Capital	$300,000

Total	$1,420,000

As at March 31, 2005, we had a working capital deficiency of $49,028. We anticipate that we cash we raised subsequent to March 31, 2005 allow us to commence deployment of our civil defence equipment business and to provide us with approximately $300,000 in working capital to continue our normal operations. If necessary, we plan to raise any further capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for civil defence equipment companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Personnel

As of May 15, 2005, we had 10 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

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

RISK FACTORS

For purposes of this Risk Factors section, our company and Lamperd shall be collectively referred to as “we”, “our” or the “company”. In addition to other information in this current report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

Our business plan calls for significant expenses necessary to continue the development of our business and expand our position in the market. There is no assurance that actual cash requirements will not exceed our estimates. We may need to raise additional funds to:

- support our planned growth;

- develop or enhance new and existing products;

- increase our marketing efforts;

- acquire complementary businesses, products or technologies; and/or

- respond to competitive pressures or unanticipated requirements.

We have not yet achieved sustainable positive cash flows. As such, we will depend to a large extent on outside capital over the near-term to fund our capital needs. Such outside capital may be obtained from additional debt or equity financing. We do not currently have any arrangement for financing and there is no assurance that capital will be available to meet our operating costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

We operate in a highly-competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Management is aware of similar products which compete directly with our products and some of the companies developing these products have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our product line from those of our competitors and build our distribution network. To achieve this we may have to substantially increase marketing and research and development in order to compete effectively. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

Currently, we derive substantially all of our revenues from the sale of civil defence products and related products using less lethal alternatives to conventional weapons, including launchers and munitions. Such products are characterised and effected by rapid technological change, evolving industry standards and regulations and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new and established companies offering less lethal alternative products may reduce demand for our particular products. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or regulations or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends in part on our proprietary technology incorporated in our products. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our technologies invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect our technologies, and other intellectual property rights, which presently are based upon registered trade marks in addition to trade secrets, may not be adequate to prevent their unauthorized use. Although we rely, in part, on contractual provisions to protect our trade secrets and proprietary know-how, there is no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Further, the laws of foreign countries may provide inadequate protection of intellectual property rights. We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of corporate resources. In addition, notwithstanding any rights we have secured to our intellectual property, other persons may bring claims against us claiming that we have infringed on their intellectual property rights, including claims that our intellectual property rights are not valid. Adverse determinations in litigation in which we may become involved could subject us to significant liabilities to third parties, require us to grant licenses to or seek licenses from third parties and prevent us from manufacturing and selling our products. Any claims against us, with or without merit, could be time-consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our trademarks or require us to make changes to our technologies. Furthermore, we cannot assure you that any pending patent application made by us will result in an issued patent, or that, if a patent is issued, it will provide meaningful protection against competitors or competitor technologies.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely effected.

To continue our growth, we will need to recruit additional senior management personnel, including persons with financial and sales experience. In addition, we must hire, train and retain a significant number of other skilled personnel, including persons with experience in less lethal munitions engineering and manufacturing. We have encountered competition for these personnel. We may not be able to find or retain qualified personnel, which will have a material adverse impact on our business.

Our growth could be impaired if we are not able to develop and maintain the relationships we need to implement our international strategy.

Our growth will depend, in large part, on the success of our international distribution strategy. We have limited experience in marketing and selling our products outside of Canada and the United States. We will depend on partnerships and/or joint ventures in international markets to help us build our international operations and distribution networks. We will depend upon international partners to provide marketing and relationship building expertise, and a base of existing customers. If we are unable to develop and maintain these relationships, or to develop additional relationships in other countries, our ability to penetrate, and successfully compete in foreign markets will be adversely affected.

We intend to expand our business internationally, and therefore, we are subject to additional financial and regulatory risks.

Our current and future international operations are and will be subject to various risks, including: foreign import controls (which may be arbitrarily imposed and enforced and which could interrupt our supplies or prohibit customers from purchasing our products); exchange rate fluctuations; the necessity of obtaining government approvals for both new and continuing operations; and legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that we are not familiar with. One component of our strategy is to expand our operations into selected international markets. Foreign countries in which we are actively marketing include the United States and we intend to commence marketing efforts in the United Kingdom in the near future. We, however, may be unable to execute our business model in this market or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market. As a result, we expect to experience higher costs as a percentage of any revenues that we may generate in the future in connection with the development and maintenance of international sales. In pursuing our international expansion strategy, we face several additional risks, including:

- foreign laws and regulations, which may vary country by country, that may impact how we conduct our business;

- higher costs of doing business in foreign countries;

- potential adverse tax consequences if taxing authorities in different jurisdictions worldwide disagree with our interpretation of various tax laws or our determinations as to the income and expenses attributable to specific jurisdictions, which could result in our paying additional taxes, interest and penalties;

- technological differences that vary by marketplace, which we may not be able to support;

- longer payment cycles and foreign currency fluctuations; and

- economic downturns.

We propose to operate in areas where local government policies regarding foreign entities and the regulation of less lethal products are often uncertain. We cannot, therefore, be certain that we are in compliance with, or will be protected by, all relevant local laws and taxes at any given point in time. A subsequent determination that we failed to comply with relevant local laws and taxes could have a material adverse effect on our business, financial condition, results of operations and liquidity. One or more of these factors could adversely affect our future international operations and, consequently, could have a material adverse effect on our business, financial condition, results of operation and liquidity.

Many of our customers have fluctuating budgets, which may cause substantial fluctuations in our results of operations.

The potential customers for our products may include federal, state, municipal, foreign and military, law enforcement and other governmental agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations from these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. Any future revenues that our company may generate may be subject to substantial periodic fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for federal, state, municipal, foreign and other governmental agencies could have a material adverse effect on any future revenues that we may generate.

Our WASP synthetic round is difficult and costly to manufacture, and our company may not be able to find any subcontractors who will supply our company with this component.

The WASP synthetic round is made from a proprietary rubber compound and is difficult to manufacture. The material causes high wear-rates on both tooling and machinery. Currently, the compound is molded by subcontractors. It may be difficult, however, to find subcontractors willing to mold and supply this component. If we are unable to find subcontractors willing to manufacture and deliver the product, our revenues will be reduced.

RISKS RELATED TO OUR INDUSTRY

The products we sell are inherently risky and could give rise to product liability and other claims.

The products that we manufacture are typically used in applications and situations that involve a high level of risk of personal injury. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. Given this potential risk of injury, proper maintenance of our products is critical. Our products consist of less lethal products such as launchers, munitions, pepper sprays and distraction devices. The manufacture and sale of less-lethal products may be the subject of product liability claims arising from the design, manufacture or sale of such goods. If these claims are decided against our company and we are founds liable, we may be required to pay substantial damages and our insurance costs, if any, may increase significantly as a result. Also, a significant or extended lawsuit could also divert significant amounts of management’s time and energy. We cannot assure you that our insurance coverage, if any, would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation, and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

We are subject to many requirements with respect to the sale in foreign and/or domestic countries of certain of our products. In addition, we are obligated to comply with a variety of federal, state and local regulations, both domestically and abroad, governing certain aspects of our operations and workplace. The inability of our company to comply with such regulations may limit our operations and subject us to substantial penalties and fines.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If the stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

- actual or anticipated variations in our quarterly operating results;

- announcements of new services, products, acquisitions or strategic relationships by us or our competitors;

- trends or conditions in the less lethal products industry;

- changes in accounting treatments or principles;

- changes in earnings estimates by securities analysts and in analyst recommendations;

- changes in market valuations of other less lethal product companies; and

- general political, economic, regulatory and market conditions.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation authorizes the issuance of 1,000,000,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently a limited market for our common stock, which trades through the Over-the-Counter Bulletin Board quotation system. Trading of stock through the Over-the-Counter Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock.

Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The National Association of Securities Dealers Inc., or NASD, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares.

In addition to the “penny stock” rules described above, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares.

Most of our assets and a majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, our principal executive office is located in Sarnia, Ontario, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us obtained in the United States in any such actions, including actions predicated upon civil liability provisions of federal securities laws. In addition, some of our officers and directors reside outside the United States, and a majority of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of the United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the closing of the Share Exchange Agreement on April 21, 2005, and effective as of April 14, 2005, our company issued 26,000,000 shares of our common stock to the former shareholders of Lamperd. The shares of our common stock issued to the shareholders of Lamperd were issued in reliance upon an exemption from registration in an offering of securities in an offshore transaction to persons who are not United States persons pursuant to Regulation S under the United States Securities Act of 1933, as amended.

Additionally, in connection with the closing of the Share Exchange Agreement on April 21, 2005, and effective as of April 14, 2005, our company issued 1,500,000 units to Higgs Investment Group pursuant to a private placement under a Subscription Agreement dated April 14, 2005, between our company and Higgs Investment Group. Each unit consists of one common share in the capital of our company and two common share purchase warrants. Each common share purchase warrant is immediately exercisable and entitles Higgs Investment Group to purchase one share of our common stock for a period of 24 months commencing from April 14, 2005 at a price per share of US$1.25 for the next twelve months following April 14, 2005, and a price per share of US$1.40 thereafter. The units issued to Higgs Investment Group were issued in reliance upon an exemption from registration in an offering of securities in an offshore transaction to persons who are not United States persons pursuant to Regulation S under the United States Securities Act of 1933, as amended.

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

10.4          Employment Agreement dated January 1, 2005 between 1476246 Ontario Limited and Barry Lamperd (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.5          Addendum to Employment Agreement made January 1, 2005 between 1476246 Ontario Limited and Barry Lamperd (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.6          Asset Transfer Agreement dated January 1, 2005 between 1476246 Ontario Limited and Pinetree Law Enforcement Products Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.7          License Agreement dated January 20, 2005 between 1476246 Ontario Limited and The University of Western Ontario (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.8          Voting Agreement dated March 1, 2005 between Barry Lamperd, D’Arcy Bell, Dominic DiCarlo, Bruce Strebinger, Mercer Investments Inc. and 1476246 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.9          Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and Dominic DiCarlo (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.10        Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and 1476232 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on March 30, 2004)

(31)	Section 302 Certifications
31.1	Certification of Barry Lamperd
(32)	Section 906 Certification

32.1  Certification of Barry Lamperd

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.

By:

/s/ Barry Lamperd

Barry Lamperd, President and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: May 20, 2005