Form 10QSB
period 2005-08-15
LAMPERD LESS LETHAL INC
filed 2005-08-16
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,500,000 common shares issued and outstanding as of August 9, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2005

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

JUNE 30, 2005

CONTENTS

PAGE
CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS
Consolidated Condensed Balance Sheets	I
Consolidated Condensed Statement of Changes in Stockholders’ Equity	II
Consolidated Condensed Statements of Operations and Deficit	III
Consolidated Condensed Statements of Cash Flows	IV
Notes to Consolidated Condensed Financial Statements	V – XVII

I

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED CONDENSED BALANCE SHEETS

(Canadian Funds)

II

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Canadian Funds)

(Unaudited)

III

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Canadian Funds)

(Unaudited)

See accompanying notes to financial statements.

IV

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

V

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

1. DESCRIPTION OF BUSINESS

Lamperd Less Lethal Inc. (“Lamperd” or “Company”) was incorporated under the laws of the State of Nevada under the name "Sinewire Networks Inc." on October 4, 2001. On March 21, 2005, the Company changed its name to "Lamperd Less Lethal Inc." The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the National Association of Securities Dealers Inc. (“NASD”) Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under the new stock symbol "LLLI".

On April 14, 2005, the Company entered into a reverse acquisition (Note 17) with 1476246 Ontario Limited (“1476246”), a company incorporated pursuant to the laws of the Province of Ontario on November 22, 2001. These financial statements are a continuation of the operations of 1476246.

Lamperd is a developer and manufacturer of civil defense products that are designed as a less lethal alternative to conventional weapons. In addition, Lamperd also manufactures shields, service equipment, training gear and accessories primarily designed for use by military and law enforcement organizations. Lamperd also provides less lethal training to police, military and private sector security personnel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

These interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed year ended December 31, 2004. They do not include all the disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with United States general accepted accounting principles. These statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements at the December 31, 2004 accounts and the year then ended. Comparative information for the three and six month periods ended June 30, 2004 are not presented on the statement of operations and statement of cash flows as 1476246 was inactive.

(a) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase or are otherwise highly liquid. Substantially all cash and cash equivalents are under the custodianship of one major Canadian financial institution.

(b) SHORT-TERM INVESTMENTS

Short-term investments are stated at cost, which approximates market value, and have a term to maturity exceeding three months but less than one year.

VI

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

(c) REVENUE RECOGNITION

Sales are recognized when legal title to the goods has been passed to the customer and collection is reasonably assured. Other amounts received in excess of revenue recognized are recorded as deferred income.

(d) INVENTORIES

Inventories are valued at the lower of cost and net realizable value with cost being substantially determined on a first-in, first-out basis.

(e) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Amortization is being provided for on a straight-line basis over the estimated useful life of the assets. The Company periodically compares the carrying value of property and equipment to their net realizable values and charges income with any impairment to net assets. The estimated useful lives of the assets are as follows:

Computer, office, and protective and demonstration equipment	4 years
Manufacturing equipment	10 years
Leasehold improvements	over the term of the lease

(f) OTHER ASSETS

Amortization of certain other assets is being provided for on the straight-line basis over the estimated useful life of the assets, as noted below.

Trademarks and copyrights	5 years
Licenses	17 years

Goodwill represents the excess of the cost of the acquisition of assets from Pinetree Law Enforcement Products of Canada Limited over the fair value of the identifiable assets on January 1, 2005. If the company determines that there is permanent impairment in the value of the unamortized portion of the goodwill, as future earnings will not be realized as projected, an appropriate amount of the unamortized balance of goodwill will be charged to income as an impairment charge at that time.

VII

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

(g) USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become kno

(h) INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

(i) TRANSLATION OF FOREIGN CURRENCIES

In accordance with SFAS No.52, "Foreign Currency Translation", the financial statements of certain affiliates of the Company are measured using local currency (Canadian dollar) as the functional currency. Assets and liabilities have been translated at current exchange rates and related revenue and expenses have been translated at average monthly exchange rates. Gains and losses resulting from the translation of affiliates' financial statements are included as a Separate component of shareholders' equity.

(j) RESEARCH AND DEVELOPMENT

Research costs and development costs are expensed as incurred.

Approved government tax credits are recorded as a reduction of the related expense or cost of the asset acquired. The benefits are recognized when the Company has complied with the terms and conditions of the approved grant program or applicable tax legislation.

(k) COSTS OF RAISING CAPITAL

Incremental costs incurred in respect of raising capital are charged against equity proceeds raised

VIII

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

(l) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components and requires the restatement of all previously reported information for comparative purposes. For the periods ended June 30, 2005, comprehensive income was the same as net earnings.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes two US dollar cashable guaranteed investment certificate (“GIC”). The GIC’s are $100,000 and $500,000 respectively. Both GIC’s have an annual interest rate of 2.96% and mature July 21, 2005.

4. SHORT-TERM INVESTMENTS

The short-term investment consists of a cashable guaranteed investment certificates (“GIC”). The $8,200 GIC matures February 27, 2006 and the $200,000 GIC matures April 24, 2006. Both GIC’s have an annual interest rate of 2.45%,

5. INVENTORIES

	June 30 2005 (Unaudited)	December 31 2004 (Audited)

Raw materials	$80,307	$ -
Work in progress	1,426	-
Finished goods	17,705	-
	$99,438	$ -

6. PREPAID EXPENSES AND DEPOSITS

	June 30 2005 (Unaudited)	December 31 2004 (Audited)

Prepaid operating expenses	$73,524	$ -
Rent deposits	12,800	-
Vehicle lease deposits	4,064	-
	$90,388	$ -

IX

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

7. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2005 (Unaudited)			December 31, 2004 (Audited)
	Cost	Accum. Amort.	Net Book Value	Net Book Value

Office equipment	$21,388	$2,199	$19,189	$ -
Manufacturing equipment	178,911	4,894	174,017	-
Protective and demonstration equipment	31,210	3,513	27,697	-
Computer equipment	6,276	455	5,821	-
Leasehold improvements	20,465	2,417	18,048	-
	$258,250	$13,478	$244,772	$ -

8. OTHER ASSETS

	June 30, 2005 (Unaudited)			December 31, 2004 (Audited)
	Cost	Accum. Amort.	Net Book Value	Net Book Value

Licences	$22,121	$650	$21,471	$ -
Trademarks and copyrights	1	-	1	-
Goodwill	59,987	nil	59,987	-
	$82,109	$650	$81,459	$ -

9. REVENUES

Revenues for the quarter ended June 30, 2005 include $37,532 (2004 - $0) in international sales. The remaining $ 119,773 is for products sold in Canada (2004 - $0).

X

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

10. CONTINGENCIES AND COMMITMENTS

(a) License Agreement

The company entered into a license agreement with the University of Western Ontario (UWO which grants the company the exclusive rights to make, have made, use, lease, sell, offer to sell and import UWO invention No. 02-029 known as “Less Lethal Ammunitions Projectile” (projectile), as well as any trade secrets associated with the projectile. The licence is effective for the period that expires when the last of the terms for which claims under the Licensed Patent Rights expire, unless the agreement is terminated sooner. The agreement is effective as of April 1, 2005. The company has paid an initial licence fee of $5,000. Lamperd has agreed to pay all out-of-pocket expenses incurred by UWO, assume responsibility for future patent prosecution and rights and pay UWO a quarterly royalty commencing April 1, 2006 of three percent of revenue directly attributable to the projectile. The royalty is subject to minimum royalty obligations. The company must pay the difference between the four quarterly royalty payments and the minimum annual royalty within 60 days of any year ending December 31. The required minimum royalty obligations, that equal the annual licence fees, for the next five years are as follows:

Year	Annual Licence Fee

2005	$0
2006	$5,000
2007	$5,000
2008	$10,000
2009	$10,000

(b) Operating Leases

The Company is committed to minimum payments under net operating leases for land and buildings to 1109630 Ontario Ltd., a related party. The lease expires December 31, 2007. The company has the option to continue the lease on a month-to-month basis thereafter. The future annual minimum lease payments are as follows:

Year	Annual Rent

July, 2005 to December, 2005	$ 38,800
2006	$76,800
2007	$76,800

XI

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

10. CONTINGENCIES AND COMMITMENTS (continued)

The Company is committed to minimum payments for vehicle leases ending between October 2005 and February 2009. The future annual minimum lease payments are as follows:

Year	Annual Payments

July, 2005 to December, 2005	$4,979
2006	$6,696
2007	$6,696
2008	$6,696
2009	$558

(c) Industry Risk

The products manufactured by Lamperd are typically used in applications and situations that involve a high level of risk of personal injury. Failure to use the company’s products for their intended purposes could result in serious bodily harm or death. As a result, the manufacture and sale of less-lethal products may be subject to product liability claims arising from the design, manufacture, or sale of such goods. If any such claims are decided against the company, and the company is found liable, substantial payments for damages and increases in the cost insurance coverage may result. Any substantial uninsured loss could have a materially adverse effect on the company’s business, financial condition, and results of operations. Management is not aware of any lawsuits ongoing or threatened at this time in regards to products manufactured and sold by the company.

(d) Canadian Business Firearms Licence

The Company requires a valid Canadian Business Firearms Licence (CBFL) to possess, manufacture, repair, store, import, export and sell firearms and ammunition as governed by the Canadian Firearms Act. The CBFL for Lamperd is held in the name of Barry Lamperd. The Company’s operations would be materially restricted if Barry Lamperd resigns.

(e) Distribution Agreements

The Company has an agreement with R. Nicholls Distributors Inc. granting R. Nicholls Distributors Inc. exclusive rights to distribute the full range of the Company’s products throughout Canada. The agreement is renewable on the first day of each year, by mutual agreement, and cancellable by either party with 120 days written notice. Any contingencies for either party, related to the agreement, are not determinable at this time.

XII

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

10. CONTINGENCIES AND COMMITMENTS (continued)

(f) Litigation

The Company is aware of a possible claim relating to a letter of agreement dated October 18, 2004 for fiscal advisory and business development services to be provided to the Company to secure financing which was not completed until April 2005. As of June 30, 2005 this claim is an unasserted legal claim. The Company considers it probable that a claim could be asserted subject to satisfactory negotiation of settlement of the claim. A settlement, the amount of which cannot be determined, is being negotiated. Accordingly, accrual for the amount of loss, if any, is not determinable at this time. If a settlement is not reached management will vigorously defend the claim. Costs of the litigation cannot be estimated at this time. Any charges related to this will be recorded when determinable.

(g) Liability Insurance Policy

On June 8, 2005 the company paid an initial deposit of $64,800 for liability insurance. The total annual premiums for the policy are $216,000 with the balance payable in monthly instalments of $19,354 (including $454 finance charge) from July 7, 2005 to February 7, 2006.

June 23, 2005 the company paid an initial deposit of $22,680.00 for Liability Coverage for Director and Officers. The total annual premium for this policy is $63,180.00 with the balance payable in monthly instalments of $4,662.65 (including $162.65 finance charge) from July 22, 2005 to March 22, 2006.

11. RELATED PARTY TRANSACTIONS

The Company entered into various transactions with related parties as disclosed in note 10 (b), 16, and 19.

The Company entered into an asset purchase agreement with Pinetree on January 1, 2005 which resulted in a note payable being issued in favour of 1476232 Ontario Limited, a related company of which D’Arcy Bell is a principal shareholder. D’Arcy Bell is also a principal shareholder and vice-president of 1476246, and a director of Lamperd. The note payable was issued to Pinetree in 2001 in the amount of $80,000 plus accrued interest at 20% per annum. The note was settled on April 22, 2005 for $102,400.

The Company entered into an employment agreement with director and President Barry Lamperd. The agreement, dated January 1, 2005, entitles Mr. Lamperd to an annual salary of 125,000.

As disclosed in note 10 (b), the Company has undertaken a lease for land and buildings with 1109630 Ontario Limited, a related company owned by a shareholder and officer of 1476246, and director of Lamperd.

XIII

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

11. RELATED PARTY TRANSACTIONS (continued)

T.R.E.L. Of Sarnia Limited is the primary subcontractor of parts for the Company’s launcher systems and is owned in part by Dominic Dicarlo. Dominic Dicarlo is a principal shareholder and vice-president of 1476246, and director of Lamperd. Lamperd paid T.R.E.L. $69,874 in the second quarter of 2005 for the manufacturing of various components for the Company’s products.

Accounts payable include amounts due from related parties as follows:

	June 30 2005 (Unaudited)	December 31 2004 (audited)
T.R.E.L of Sarnia	$24,075	$ -

12. FINANCIAL INSTRUMENTS

(a) Credit Risk

The Company is engaged in the sale of less lethal products, other protective gear, and accessories typically to a small number of major customers, although the composition of this group of customers changes from year to year. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral.

There was one customer holding 80.1 % of the outstanding accounts receivable as at June 30, 2005. The Company did not have any accounts receivable for the same period in 2004.

(b) Concentration Risk

A majority of the Company's cash and cash equivalents are with one major Canadian banking institution. Deposits held with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimum risk.

(c) Currency Risk

The Company is subject to currency risk through its activities in the United States of America. Unfavourable changes in the exchange rate may affect the operating results of the Company.

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at June 30, 2005.

XIV

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

12. FINANCIAL INSTRUMENTS (continued)

d) Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company's financial assets and liabilities including cash and cash, equivalents, accounts receivable, investment tax credit recoverable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

13. ECONOMIC DEPENDENCE

During the quarter, two customers represented 82.46% of sales (2004 – 0%).

14. SHARE VOTING AGREEMENT

On March 1, 2005, Barry Lamperd, D’Arcy Bell, Dominic Dicarlo, Bruce Strebinger, and Mercer Investments entered into a share voting agreement. The voting agreement transfers voting rights of Bruce Strebinger and Mercer Investments (new shareholders) to the founding shareholders Barry Lamperd, D’Arcy Bell, and Dominic Dicarlo. The agreement is valid until the earlier of April 1, 2008, the agreement is terminated by written agreement, dissolution or bankruptcy of the Company, or if the new shareholders cease to hold or own beneficially or of record at least 5% of the voting securities in the capital of the company.

15. LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the three months ended June 30, 2005 totalling 50,285,714 shares (June 30, 2004 – 4,000) and for the six months ended June 30, 2005 totalling 49,646,409 shares (June 30, 2004 – 4,000).

Diluted loss per share is not calculated as the effect would be anti-dilutive.

XV

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

16. PURCHASE OF ASSETS OF PINETREE LAW ENFORCEMENT PRODUCTS OF CANADA LIMITED

On January 1, 2005, Lamperd purchased the business assets of Pinetree Law Enforcement Products of Canada Limited (“Pinetree”). The assets included equipment, inventory, receivables, stock in trade, intellectual property, licences, agreements, and trademarks. The allocation of the purchase price of Pinetree’s assets is as follows:

Cost of purchase
Assumption of accounts payable to the Receiver General of Canada	$69,546
Issuance of note payable to 1476232 Ontario Limited	102,400

Total cost of asset purchase	171,946

Allocation of purchase cost (At fair market value)

Accounts receivable (net of allowance for doubtful accounts)	$12,130
Inventory – raw materials	25,407
Shop equipment	16,300
Office furniture and equipment	10,000
Computer equipment	1,000
Protective and demonstration equipment	25,000
Licence agreements	22,121
Trademarks and copyrights	1

Total allocations to Current, Fixed and Other Intangible Assets	111,959

Balance of cost of purchase allocated to Goodwill	$59,987

17. REVERSE ACQUISITION OF LAMPERD LESS LETHAL INC. (FORMERLY SINEWIRE NETWORKS INC.)

On March 24, 2005, the Company entered into a Share Exchange Agreement with Lamperd Less Lethal Inc. (“Lamperd”) under their former name Sinewire Networks Inc., Patrick Ward, Hani Zabaneh, and the shareholders of 1476246 as outlined in a Share Exchange Agreement. The Share Exchange Agreement contemplated Lamperd acquiring all of the issued and outstanding shares of 1476246.

Under the Share Exchange Agreement, Lamperd acquired all 100,000,000 issued and outstanding common stock of 1476246, effective as of April 14, 2005, in exchange for the issuance by Lamperd of 26,000,000 shares of common stock to the shareholders of 1476246. One share of Lamperd was issued for every 3.8461538 common shares of 1476246. As of April 14, 2005, 1476246 legally became a wholly owned subsidiary of Lamperd

XVI

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

17. REVERSE ACQUISITION OF LAMPERD LESS LETHAL INC. (FORMERLY SINEWIRE NETWORKS INC.) (continued)

As a result of the share exchange, and subsequent private placement of shares (note 18), the former shareholders of 1476246 hold 26,000,000 (51.5%) of Lamperd’s 50,500,000 outstanding shares and because the operations of 1476246 represents the only business operations of the combined company, the acquisition of 1476246 is deemed to be a reverse acquisition for accounting and financial statement purposes.

Starting with the periodic report for the quarter in which the acquisition was consummated, Lamperd will file quarterly and annual reports based on a December 31, 2004 fiscal year end. Financial statements issued subsequent to April 14, 2005 will depict the operating results of 1476246, including the acquisition of Lamperd

18. PRIVATE PLACEMENT OF SHARES

Lamperd issued 1,500,000 shares to Higgs Investment Group, Inc. pursuant to a private placement under a Subscription Agreement dated April 14, 2005, between Lamperd and Higgs Investment Group, Inc. The purchase price was $1 per unit. Each unit consists of one common share of Lamperd and two common share purchase warrants. Each common share purchase warrant is immediately exercisable and entitles Higgs Investment Group, Inc. to purchase one common share for a period of 24 months commencing from April 14, 2005. The warrants are exercisable at a price per share of US $1.25 for twelve months following April 14, 2005, and US$1.40 thereafter. The units issued to Higgs Investment Group Inc. were issued with reliance upon an exemption from registration in an offering of securities in an offshore transaction to persons who are not United States persons pursuant to Regulation S under the United States Securities Act of 1933, as amended. $250,000 USD of the subscription proceeds were previously provided to 1476246 by way of a convertible loan owed to Higgs Investment Group Inc.

19. CONSULTING AGREEMENTS

The Company entered into two consulting agreements on April 23, 2005.

The first agreement is with 1476232 Ontario Limited (“1476232”), a related company. The agreement entitles 1476246 to use the personnel of 1476232 for the purpose of business, legal and accounting management services, on an as needed basis. The monthly fee of $3,000 commenced May 1, 2005.

The second agreement is with Dominic Dicarlo, a vice-president, and principal shareholder of 1476246, and director of Lamperd. The agreement entitles 1476246 to obtain from the contractor professional services, mechanical advice, and consultation, on an as needed basis. The monthly fee of $3,000 commenced May 1, 2005.

XVII

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(Canadian Funds)

(Unaudited)

19. CONSULTING AGREEMENTS (continued)

The consulting agreements are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties and is the consideration what would be agreed to in an arm’s length transaction.

20. CAPITAL STOCK

During the current quarter, the Company issued 1,500,000 common shares from treasury to Higgs Investment Group, Inc. as described in note 18. The purchase price was $1 per unit. Each unit consists of one common share of Lamperd and two common share purchase warrants. Each common share purchase warrant is immediately exercisable and entitles Higgs Investment Group, Inc. to purchase one common share for a period of 24 months commencing from April 14, 2005. The 3 million warrants are exercisable at a price per share of US $1.25 for twelve months following April 14, 2005, and US$1.40 thereafter. No warrants were exercised in the quarter ended June 30, 2005.

21. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation.

22. SUBSEQUENT EVENTS

The Company entered into an agreement, effective August 2, 2005, with Tactical Operational Support Services LLC (“TOSS”) granting TOSS exclusive rights to distribute the full range of the Company’s products throughout Puerto Rico and the Dominican Republic. The initial term of the agreement is for 90 days following the effective date of the agreement and can be extended by Lamperd after each 30 day period for an additional 30-day period. The agreement entitles TOSS to a 20% commission on baseline prices indicated in the quotations provided by Lamperd, and a 90% commission on all residual unit sales amounts above Lamperd’s baseline prices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

Our financial statements are stated in Canadian dollars (CDN$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.

As used in this quarterly report, the terms "we", "us", "our company", and "Lamperd" mean Lamperd Less Lethal Inc., unless otherwise indicated. All dollar amounts refer to CDN dollars unless otherwise indicated.

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

Our Corporate History

We were incorporated under the laws of the State of Nevada under the name “Sinewire Networks Inc.” on October 4, 2001. On March 21, 2005, we changed our name to “Lamperd Less Lethal Inc.” The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with NASD Inc.’s Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under our new stock symbol “LLLI”.

Our New Business

On April 21, 2005, we acquired all of the 100,000,000 issued and outstanding common stock of 1476246 Ontario Limited, an Ontario corporation, having effect from April 14, 2004, pursuant to the terms of a share exchange agreement dated March 24, 2005 between us, the Ontario company, Patrick Ward, Hani Zabaneh and the shareholders of Ontario company.

As consideration for the shares of the Ontario company, we issued 26,000,000 shares of our common stock to the shareholders of the Ontario company on the basis of one share of our company for every 3.8461538 common shares of the Ontario company. As a result of this transaction, the Ontario company became a wholly-owned subsidiary of our company. For financial statement purposes, the Ontario company (the acquired entity) is regarded as the predecessor entity as of April 14, 2005.

Our company is now a developer and manufacturer of civil defence products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, our company also manufactures shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. Our company also provides less lethal training to police, military and private sector security personnel. Training is provided by our experienced military and police contractors in addition to trained civilian contractors which are retained as required by our company with permission from their respective agencies. The training programs offered by our company incorporate the most current less lethal techniques and equipment, including our own products.

The launchers consist of a hand held model called the Defender I, a longer version called the Defender II, a “revolving shotgun” launcher called the RSG-20 and the Military Peace Keeper, or MPK version, that combines lethal and less lethal technologies in one launcher. The launchers fire 5 rounds. The five types of munitions developed for use by the launchers, as well as certain conventional weapons, consist of sock rounds, WASP synthetic rounds, distractionary rounds, liquid incapacitant rounds, and training rounds.

Our market is primarily comprised of military forces and law enforcement organizations in Canada and the United States. In Canada, our products are primarily sold to distributors who distribute its products to end users on an exclusive basis. We have been granted a Canadian Business Firearms License, which allows the company to manufacture, repair, store, import, export and sell its proprietary products.

Our products are sold in the United States through a network of distributors. Our munitions have been approved by the Joint Less-lethal Weapons program in the United States. The program was established in order to provide certain personnel with a variety of non-lethal weapons products. In furtherance of the marketing and sales of our products, we have been assigned a NATO Commercial and Government Entity Code which enables us to sell military supplies to NATO member countries.

Our Products

Launchers

We have developed four proprietary projectile launchers. Each of the launchers is compatible with our line of proprietary less lethal munitions including the WASP composite rounds, sock rounds, training rounds, distractionary rounds and liquid incapacitant rounds. The three launchers fire 5 rounds. The ability of an operator to fire more than a single round provides greater security in hostile situations.

1. Defender I: The Defender I is our standard launcher product. The launcher fires munitions from a cylinder that holds five rounds. The launcher is a compact and lightweight product that fires 20 guage rounds.

2. Defender II: The Defender II is a longer version than the Defender I and also fires munitions from a cylinder that holds 5 rounds. The launcher fires 20 gauge rounds and has a longer barrel which provides for improved accuracy and greater effectiveness at longer ranges.

3. RSG-20: The RSG-20 is a “revolving shotgun” version developed for the United States market and designed to fire five 20 gauge cartridges.

4. Military Peace Keeper: The MPK version combines lethal and less lethal technologies in one launcher and fires five rounds. The launcher is lightweight and contains a laser system for increased accuracy.

Munitions

We manufacture five types of proprietary munitions used by the launchers. Each of the munitions is made in 20 gauge, 12 gauge, 37mm and 40mm sizes. In addition, our munitions are compatible with other 20 gauge, 12 gauge, 37mm and 40mm conventional weapons delivery systems. The munitions are designed to ensure the safety of the operator and incapacitate rather than kill an opponent.

WASP Composite Rounds

The WASP round is our most technologically advanced product. The round consists of a projectile made from a rubber composite material that does not harden in colder climates and possesses energy dissipation attributes, resulting in a safer and more accurate projectile. The composite material allows it to be used in temperatures ranging from minus 50 degrees Celsius to 100 degrees Celsius. The chemical composition of the projectile dissipates energy upon impact, thus inflicting a level of force that is sufficient to temporarily incapacitate but not kill the intended opponent. The projectile is patent pending in Canada and the United States. The projectile was developed in partnership with the University of Western Ontario. The University of Western Ontario granted us an exclusive world-wide license to the technology pursuant to a license agreement dated January 30, 2005. The license agreement is effective for the term the patent rights are protected, subject to certain conditions. In consideration for the grant of license, we’ve agreed to pay all out-of-pocket expenses incurred by the University of Western Ontario, assume responsibility for future patent prosecution and rights and pay the University a royalty commencing on April 1, 2006 of three percent of revenue directly attributable to the projectile. The royalty is subject to minimum royalty obligations of $5,000 per year for each of the second and third years following the entry into the license agreement, $10,000 per year for the fourth to sixth years, and $20,000 thereafter.

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

Additional Products

We manufacture and distribute products in addition to launchers and munitions, including the Specialized Mobil Armed Robot Technology System or SMART System which combines the Defender launcher technology with an integrated human-robot interface control platform. The SMART System is designed to deliver less lethal, lethal and chemical weapon systems. Communication is facilitated by a 360 degree camera and a proprietary sighting system mounted to the robotic platform. The product can also be customized in accordance with the requirements of the end-user.

The Market

Military and law enforcement organizations represent our primary target markets. Corrections personnel, commercial airlines and private security firms and guard services represent potential secondary markets for its products. Our company intends to focus on the primary target markets and establish operations and revenues before pursuing secondary markets.

Law Enforcement Organizations

Federal, provincial/state and local law enforcement agencies in Canada and the United States currently represent the primary target market for our less lethal products. The law enforcement market is essentially comprised of regular forces, as well as special and tactical forces. Although both divisions can utilize our products, our company has determined that the special and tactical operations market provides more potential for a company of our size and experience. The regular forces market is considerably larger in terms of demand, and is generally supplied by large established firms who offer both conventional and less lethal products. Our company intends to concentrate our efforts almost exclusively on special and tactical operations. After we have achieved market acceptance of our products in the special and tactical forces market, our company may then determine whether to actively pursue the regular forces market.

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

To date, sales of our products to law enforcement organizations include munitions, except for the WASP round, shields, service equipment and training gear accessories.

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

To date, our sales to military forces include munitions, except for the WASP round, shields, service equipment, training gear and accessories. No commercial sales of WASP rounds have been made due to our past inability to produce such rounds in commercial quantities. However, we have received an order for 10,000 WASP rounds from ALS Technologies to supply the United States military forces to be used for evaluation purposes by the United States military’s general forces.

Potential Secondary Markets

Although we have not yet targeted this market, the private security, corrections, and guard services market represents considerable potential demand for less lethal products. This market represents a broad range of individuals, including bodyguards, commercial and government building security guards and commercial money carrier employees.

Following the events of September 11, 2001, the United States commercial airline industry implemented security measures to protect its passengers and crew. Such measures included reinforcement of cockpit doors, increased airport security, and the testing of effective devices for storage and use on airlines. We are pursuing this market currently, it represents another potential niche market for its less lethal products.

Sales And Marketing Strategy

Overview

We have developed a line of less lethal products and now seek to focus our efforts on the expansion of our operations. To achieve growth of operations, we plan to hire key employees and develop marketing materials to promote its product line. Additionally, we seek to concentrate our efforts on gaining the requisite approval to sell our products to the military and law enforcement organizations in the United States and on promoting retail sales and establishing distribution channels for our products. To facilitate growth, we intend to market its product line and continue the development of our comprehensive training program. In addition, we seek to enhance and streamline our manufacturing infrastructure and efficiencies to support product demand.

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

We estimate that we will spend approximately $5,000 on marketing and sales activities during the balance of our 2005 fiscal year, excluding salaries for internal sales and marketing personnel. Our short term strategy involves establishing and selling products to Canada and the United States. Our long term strategy contemplates our expansion into the United Kingdom, continental Europe, South America, Australia and Africa.

North America Distribution

We intend to focus on selling our products through distributors. We have chosen our current distributors, and will select new distributors, based upon their reputation within the industry, credit worthiness, and their distribution network. We intend to maintain tight controls over our distributors to ensure that our standards are upheld.

In Canada, R. Nicholls Distributors Inc. is our primary distributor for the military and law enforcement markets. This arrangement is exclusive and has been formalized by a written agreement R. Nicholls is the largest distributor of less lethal products and primary supplier of military products to the Canadian military and many of the largest law enforcement organizations in Canada.

International Distribution

In the United States, Fox Labs International Inc. is the primary distributor of our entire product line. This arrangement is non-exclusive and has not been formalized by a written agreement.

Training Programs

We have established a comprehensive training program to assist our clients with the use of its products as well as a host of additional programs designed to train and educate participants in matters related to professional security training. Most law enforcement, military and corrections agencies will not purchase less lethal products until a training program is established in order to ensure that appropriate measures have been undertaken to properly train personnel in the use of such products. We currently provide training through personal instruction in respect of a wide range of classes for varying levels of experience. Our company has authorized qualified individuals to train participants at our 15 acre training facility that it leases on an as needed basis for a daily fee.

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

Results of Operations

Our company posted losses of $349,649 for the six months ended June 30, 2005. The principal components of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the six months ended June 30, 2005 were $329,154.

At June 30, 2005, we had a working capital of $1,176,419

At June 30, 2005, our company's total assets of $1,556,768 consisted of cash ($802,587), short-term investments ($208,200), accounts receivable ($19,828), inventory ($99,438), taxes recoverable ($10,096), prepaid expenses ($90,388), plant and equipment ($244,772), and other assets including goodwill ($81,459).

At June 30, 2005, our company's total liabilities were $54,118

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objectives over the 12 months ending June 30, 2006, will be to continue our consideration of other opportunities or initiatives as an extension to our current business.

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

Estimated Funding Required During the Next Twelve Months
Total General and Administrative	$420,200
Salaries: $257,400
Lease Costs: $82,800
General Administrative Expenses: $80,000

Operations
Equipment Costs	$45,000

Unallocated Working Capital	$35,000

Total	$500,200

As at June 30, 2005, we had a working capital of $1,176,419, which will allow us to continue deployment of our civil defence equipment business and to provide us with approximately $ 500,200 in working capital to continue our normal operations.

Going Concern

Our company has shown losses for the last two quarters. We anticipate that the upcoming approval of our form 6 ATF Licence application, which permits us to sell our products in the United States, will generate revenues and allow the company to operate as a going concern.

Research and Development

Our company’s research and development efforts are focussed on enhancing our less lethal products including: (i) periodic re-design of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for additional specialized applications; and (iii) expansion and adoption of existing products to accommodate the requirements of customer needs. Research and development efforts are conducted in-house.

We anticipate that we will expend approximately $50,000 on research and development over the next twelve months.

Purchase or Sale of Equipment

We anticipate expenditures for an automative gluing line within the next year, but we are unable to estimate the cost of this equipment at this time.

Personnel

As of August 9, 2005, we had 11 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Risk Factors

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

Currently, we derive substantially all of our revenues from the sale of civil defence products and related products using less lethal alternatives to conventional weapons, including launchers and munitions. Such products are characterised and affected by rapid technological change, evolving industry standards and regulations and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new and established companies offering less lethal alternative products may reduce demand for our particular products. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or regulations or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

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

The WASP synthetic round is made from a proprietary rubber compound and is difficult to manufacture. The material causes high wear-rates on both tooling and machinery. Currently, the compound is moulded by subcontractors. It may be difficult, however, to find subcontractors willing to mould and supply this component. If we are unable to find subcontractors willing to manufacture and deliver the product, our revenues will be reduced.

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is aware of a possible claim relating to a letter of agreement dated October 18, 2004 for fiscal advisory and business development services to be provided to the Company to secure financing which was not completed until April 2005. As of June 30, 2005 this claim is an unasserted legal claim. The Company considers it probable that a claim could be asserted subject to satisfactory negotiation of settlement of the claim. A settlement, the amount of which cannot be determined, is being negotiated. Accordingly, accrual for the amount of loss, if any, is not determinable at this time. If a settlement is not reached management will vigorously defend the claim. Costs of the litigation cannot be estimated at this time. Any charges related to this will be recorded when determinable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the April 21, 2005 closing of the share exchange between our company and the Ontario company (effective as of April 14, 2005), we issued 26,000,000 shares of our common stock to the former shareholders of the Ontario company in reliance upon an exemption from registration in an offering of securities in an offshore transaction to persons who are not United States persons pursuant to Regulation S under the United States Securities Act of 1933, as amended.

Also in connection with the closing, we issued 1,500,000 units to Higgs Investment Group pursuant to a private placement under a subscription agreement dated April 14, 2005, between our company and Higgs Investment Group. Each unit consisted of one common share in the capital of our company and two common share purchase warrants. Each common share purchase warrant is immediately exercisable and entitles Higgs Investment Group to purchase one share of our common stock for a period of 24 months commencing from April 14, 2005 at a price per share of US $1.25 for the next twelve months following April 14, 2005, and a price per share of US $1.40 thereafter. The units issued to Higgs Investment Group were issued in reliance upon an exemption from registration in an offering of securities in an offshore transaction to persons who are not United States persons pursuant to Regulation S under the United States Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

3.	Articles of Incorporation and By-laws:
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.2	Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on January 31, 2005. (incorporated by reference from our Current Report on Form 8-K, filed on February 1, 2005).

35

3.5	Certificate of Amendment filed with the Nevada Secretary of State on March 21, 2005 (incorporated by reference from our Current Report on Form 8-K, filed on March 31, 2005).
10.	Material Contracts
10.1	Wireless Service Provider Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
10.2	Promissory Note (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
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

10.9	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and Dominic DiCarlo (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.10	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and 1476232 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
14.	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on March 30, 2004).
31.	302 Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd. *
32.	906 Certification
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Lamperd. *
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.

By: /s/ Barry Lamperd

____________________________________________

Barry Lamperd

President and Director

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: August 15, 2005