Form 10QSB
period 2005-09-30
LAMPERD LESS LETHAL INC
filed 2005-11-18
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-50011

LAMPERD LESS LETHAL INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0358040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1200 Michener Road, Sarnia, Ontario, Canada N7T 7H8
(Address of principal executive offices)
(519) 344-4445
(Issuer's telephone number)
Not Applicable
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,500,000 common shares issued and outstanding as of September 30, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2005, include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2005

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

SEPTEMBER 30, 2005

CONTENTS

PAGE
CONSOLIDATED INTERIM CONDENSED FINANCIAL STATEMENTS
Consolidated Condensed Balance Sheets	I
Consolidated Condensed Statement of Changes in Stockholders’ Equity	II
Consolidated Condensed Statements of Operations and Deficit	III
Consolidated Condensed Statements of Cash Flows	IV
Notes to Consolidated Condensed Financial Statements	V – XVIII

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

IV

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

For the Three Month Period Ended Sept 30 2005	For the Nine Month Period Ended Sept 30 2005
CASH FLOWS PROVIDED BY (USED IN)		
OPERATING ACTIVITIES		
Net loss for the period	$ (372,734)	$ (722,383)
Amortization	10,658	24,786
	(362,076)	(697,597)
Change in non-cash operating assets and liabilities		
Decrease (increase) in accounts receivable	6,358	(13,470)
Increase in inventory	(74,223)	(173,660)
Increase in tax recoverable	(2,529)	(12,625)
Decrease (increase) in prepaid expenses	5,034	(85,354)
Increase in accounts payable and accrued liabilities	8,581	62,359
	(418,855)	(920,347)
INVESTING ACTIVITIES		
Additions to plant and equipment, net	(17,205)	(276,432)
Decrease (increase) in short-term investments	98,800	(109,400)
Increase in other assets	-	(81,133)
Advances from related parties	-	340
	81,595	(466,625)
FINANCING ACTIVITIES		
Decrease in bank indebtedness	-	(964)
Proceeds of private placement (Note 18)	18,342	18,342
Issuance of common stock	-	1,853,263
	18,342	1,870,641
CHANGE IN CASH AND CASH EQUIVALENTS	(318,918)	483,669
CASH AND CASH EQUIVALENTS, beginning of period	802,587	-
CASH AND CASH EQUIVALENTS, end of period	$ 483,669	$ 483,669

See accompanying notes to financial statements

V

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Lamperd Less Lethal Incorporated (“Lamperd” or “Company”) was incorporated under the laws of the State of Nevada under the name "Sinewire Networks Inc." on October 4, 2001. On March 21, 2005, the Company changed its name to "Lamperd Less Lethal Inc." The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the National Association of Securities Dealers Inc. (“NASD”) Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under the new stock symbol "LLLI".

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

These interim financial statements should be read in conjunction with the financial statements for the Company’s most recently completed year ended December 31, 2004. They do not include all the disclosures required in annual financial statements but rather are prepared in accordance with recommendations for interim financial statements in conformity with United States general accepted accounting principles. These statements have been prepared using the same accounting policies, and methods as those used by the Company in the annual financial statements at the December 31, 2004 accounts and the year then ended. Comparative information for the three and nine month periods ended September 30, 2004 are not presented on the statement of operations and statement of cash flows as 1476246 was inactive.

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

VI

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

VII

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)
(g)	USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

VIII

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

(k)	COSTS OF RAISING CAPITAL

Incremental costs incurred in respect of raising capital are charged against equity proceeds raised.

(l)	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components and requires the restatement of all previously reported information for comparative purposes. For the periods ended September 30, 2005, comprehensive income was the same as net earnings.

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes one US dollar cashable guaranteed investment certificate (“GIC”). The GIC is $359,641. This GIC has an annual interest rate of 3.1750% and matures on October 28 2005.

4.	SHORT TERM INVESTMENTS

The short-term investment consists of two cashable guaranteed investment certificate (“GIC”). The $8,200 GIC matures Feb.27, 2006, and the $100,000 GIC matures April 24, 2006. These GIC’s have an annual interest rate of 2.45%.

5.	INVENTORY

Descriptions	September 30 2005 Unaudited	December 31 2004 Audited
Raw Material	$25,962	$-
Work in process	18,926	-
Finished Goods	128,772	-
TOTAL	$173,660	$-

IX

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

6.	PREPAID EXPENSES AND DEPOSITS

Descriptions	September 30 2005 Unaudited	December 31 2004 Audited
General Expenses	$7,934	$-
Insurance	64,620	-
Rent	12,800	-
TOTAL	$85,354	$-

7.	PROPERTY, PLANT AND EQUIPMENT

	S E P T E M B E R 3 0 2 0 0 5 U n a u d i t e d			December 31 2004 Audited
Description	Cost	Accum. Amort	Net Book Value	Net Book Value
Office Equipment	$ 22,575	$ 3,610	$ 18,965	$ -
Manufacturing Equipment	194,931	9,767	185,164	-
Protective & Demonstration Equipment	31,210	5,464	25,746	-
Computer Equipment	6,276	847	5,429	-
Leasehold Improvement	20,465	4,122	16,343	-
TOTAL	$ 275,456	$ 23,810	$ 251,646	$ -

8.	OTHER ASSETS

	S E P T E M B E R 3 0 2 0 0 5 U n a u d i t e d			December 31 2004 Audited
Description	Cost	Accum. Amort	Net Book Value	Net Book Value
Licences	$ 22,121	$ 976	$ 21,145	$ -
Trademarks and Copyrights	1	-	1	-
Goodwill	59,987	-	59,987	-
TOTAL	$ 82,109	$ 976	$ 81,133	$ -

9.	REVENUES

Revenues for the quarter ended September 30, 2005 include $ 3,072 (2004 - $0) in international sales. The remaining $ 38,326 is for products sold in Canada (2004 - $0).

X

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

(b) Operating Leases

The Company is committed to minimum payments under net operating leases for land and buildings to 1109630 Ontario Ltd., a related party. The lease expires December 31, 2007. The company has the option to continue the lease on a month-to-month basis thereafter. The future annual minimum lease payments are as follows:

Year	Annual Rent

October, 2005 to December, 2005	$22,200
2006	$76,800
2007	$76,800

XI

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

10.	CONTINGENCIES AND COMMITMENTS (continued)

The Company is committed to minimum payments for vehicle leases ending between October 2005 and February 2009. The future annual minimum lease payments are as follows:

Year	Annual Payments

October 2005 to December, 2005	$2,490
2006	$6,696
2007	$6,696
2008	$6,696
2009	$558

(c)	Industry Risk

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

XII

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

10.	CONTINGENCIES AND COMMITMENTS (continued)

The Company has an agreement with Monadnock as their exclusive manufacturer of OEM products and the development of new products. Any contingencies for either party, related to the agreement, are not determinable at this time.

The Company entered into an agreement, effective August 2, 2005 with Tactical Operational Support Services LLC (“TOSS”) granting TOSS exclusive rights to distribute the full range of the

Company’s products throughout Puerto Rico and the Dominican Republic. The initial term of the agreement is for 90 days following the effective date of the agreement and can be extended by Lamperd after each 30 day period for an additional 30-day period. The agreement entitles TOSS to a 20% commission on baseline prices indicated in the quotations provided by Lamperd, and a 90% commission on all residual unit sales amounts above Lamperd’s baseline prices. As of the September 30, 2005, no transactions with TOSS have yet taken place.

The company entered into an exclusive agreement effective September 30, 2005 with Laser Shot Inc., a Texas Corporation. The agreement is for distribution, within Canada, of the Laser Shot Dynamic Simulator System which is utilized for police and military training. No transactions have yet taken place with Laser Shot Inc as at September 30, 2005.

To maintain these exclusive distribution rights in Canada, the Company must purchase and pre-pay at least $50,000.00 worth of Laser Shot’s product per calendar quarter, adjusted annually. The Company also has entered into an agreement with Laser Shot Inc. to manufacture the Mobile Modular Shooting Range. A licensing fee of 15% of the retail price of any modular range that the company might elect to build, is to be paid to Laser Shot Inc. within 30 days of date of sale.

(f) Litigation

The Company is aware of a possible claim relating to a letter of agreement dated October 18, 2004 for fiscal advisory and business development services to be provided to the Company to secure financing which was not completed until April 2005. As of September 30, 2005 this claim is an unasserted legal claim. The Company considers it probable that a claim could be asserted subject to satisfactory negotiation of settlement of the claim. A settlement, the amount of which cannot be determined, is being negotiated. Accordingly, accrual for the amount of loss, if any, is not determinable at this time. If a settlement is not reached management will vigorously defend the claim. Costs of the litigation cannot be estimated at this time. Any charges related to this will be recorded when determinable.

XIII

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

10.	CONTINGENCIES AND COMMITMENTS (continued)

(g) Liability Insurance Policy

On June 8, 2005 the company paid an initial deposit of $64,800 for (GCL) General Commercial Liability insurance. The total annual premiums for the policy are $216,000 with the balance payable in monthly instalments of $19,354 (including $454 finance charge) from July 7, 2005 to February 7, 2006.

On June 23, 2005 the company paid an initial deposit of $22,680 for Liability Coverage for Director and Officers. The total annual premium for this policy is $63,180 with the balance payable in monthly instalments of $4,663 (including $163 finance charge) from July 22, 2005 to March 22, 2006.

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

The Company entered into an employment agreement with director and President Barry Lamperd. The agreement, dated January 1, 2005, entitles Mr. Lamperd to an annual salary of $125,000.

As disclosed in note 10 (b), the Company has undertaken a lease for land and buildings with 1109630 Ontario Limited, a related company owned by a shareholder and officer of 1476246, and director of Lamperd.

T.R.E.L. Of Sarnia Limited is the primary subcontractor of parts for the Company’s launcher systems and is owned in part by Dominic Dicarlo. Dominic Dicarlo is a principal shareholder and vice-president of 1476246, and director of Lamperd. Lamperd paid T.R.E.L. $8,476 in the third quarter of 2005 for the manufacturing of various components for the Company’s products.

XIV

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

11.	RELATED PARTY TRANSACTIONS (continued)

Amounts due to related parties is as follows:

	September 30, 2005 Unaudited	December 31, 2004 Audited
Barry Lamperd	$340	$-
T.R.E.L. of Sarnia	186	-
TOTAL	$526	$-

12.	FINANCIAL INSTRUMENTS

(a) Credit Risk

The Company is engaged in the sale of less lethal products, other protective gear, and accessories typically to a small number of major customers, although the composition of this group of customers changes from year to year. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral.

There was one customer holding 75.43% of the outstanding accounts receivable as at September 30, 2005. The Company did not have any accounts receivable for the same period in 2004.

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

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at September 30, 2005.

XV

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

12.	FINANCIAL INSTRUMENTS (continued)

(d) Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company's financial assets and liabilities including cash and cash,

equivalents, accounts receivable, investment tax credit recoverable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

13.	ECONOMIC DEPENDENCE
During the quarter, two customers represented 88% of sales (2004 – 0%).

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

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the three months ended September 30, 2005 totalling 50,500,000 shares (September 30, 2004 – 4,000) and for the nine months ended September 30, 2005 totalling 49,934,066 shares (September 30, 2004 – 4,000).

Diluted loss per share is not calculated as the effect would be anti-dilutive.

XVI

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

XVII

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

One share of Lamperd was issued for every 3.8461538 common shares of 1476246. As of April 14, 2005, 1476246 legally became a wholly owned subsidiary of Lamperd.

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

Lamperd issued 1,500,000 shares to Higgs Investment Group, Inc. pursuant to a private placement under a Subscription Agreement dated April 14, 2005, between Lamperd and Higgs Investment Group, Inc. The purchase price was $1 per unit. Each unit consists of one common share of Lamperd and two common share purchase warrants. Each common share purchase warrant is immediately exercisable and entitles Higgs Investment Group, Inc. to purchase one common share for a period of 24 months commencing from April 14, 2005. The warrants are exercisable at a price per share of US $1.25 for twelve months following April 14, 2005, and US$1.40 thereafter. The units issued to Higgs Investment Group, Inc. were issued with reliance upon an exemption from registration in an offering of securities in an offshore transaction to persons who are not United States persons pursuant to Regulation S under the United States Securities Act of 1933, as amended. $250,000 USD of the subscription proceeds were previously provided to 1476246 by way of a convertible loan owed to Higgs Investment Group, Inc. Higgs Investments Group, Inc. also paid $50,000 USD for legal fees related to the share purchase transaction. However, $18,342 CDN of this total was for items other than legal fees associated with the share purchase transaction. Lamperd has no legal obligation to reimburse Higgs Investment Group, Inc. for these fees.

XVIII

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Canadian Funds)

(Unaudited)

19.	CONSULTING AGREEMENTS

The Company entered into two consulting agreements on April 23, 2005.

The first agreement is with 1476232 Ontario Limited (“1476232”), a related company. The agreement entitles 1476246 to use the personnel of 1476232 for the purpose of business, legal and accounting management services, on an as needed basis. The monthly fee of $3,000 commenced May 1, 2005.

The second agreement is with Dominic Dicarlo, a vice-president, and principal shareholder of 1476246, and director of Lamperd. The agreement entitles 1476246 to obtain from the contractor professional services, designed manufacturing advice, and consultation, on an as needed basis. The monthly fee of $3,000 commenced May 1, 2005.

The consulting agreements are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties and is the consideration what would be agreed to in an arm’s length transaction.

20.	CAPITAL STOCK

During the current quarter, the Company issued 1,500,000 common shares from treasury to Higgs Investment Group, Inc. as described in note 18. The purchase price was $1 per unit. Each unit consists of one common share of Lamperd and two common share purchase warrants. Each common share purchase warrant is immediately exercisable and entitles Higgs Investment Group, Inc. to purchase one common share for a period of 24 months commencing from April 14, 2005. The 3 million warrants are exercisable at a price per share of US $1.25 for twelve months following April 14, 2005, and US$1.40 thereafter. No warrants were exercised in the quarter ended September 30, 2005.

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

Our Business

On April 21, 2005, we acquired all of the 100,000,000 issued and outstanding common stock of 1476246 Ontario Limited, an Ontario corporation, having effect from April 14, 2004, pursuant to the terms of a share exchange agreement dated March 24, 2005 between us, the Ontario company, Patrick Ward, Hani Zabaneh and the shareholders of Ontario company.

As consideration for the shares of the Ontario company, we issued 26,000,000 shares of our common stock to the shareholders of the Ontario company on the basis of one share of our company for every 3.8461538 common shares

Our Business (continued)

of the Ontario company. As a result of this transaction, the Ontario company became a wholly-owned subsidiary of our company. For financial statement purposes, the Ontario company (the acquired entity) is regarded as the predecessor entity as of April 14, 2005.

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

1.

Defender I: The Defender I is our standard launcher product. The launcher fires munitions from a cylinder that holds five rounds. The launcher is a compact and lightweight product that fires 20 gauge rounds.

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

Results of Operations

Three months ended September 30, 2005

Our company posted losses of $372,734 for the three months ended September 30, 2005. The principal components of the losses were for consulting fees, general and administrative expenses.

Our operating expenses for the three months ended September 30, 2005 were $389,094.

Nine months ended September 30, 2005

Our company posted losses of $722,383 for the nine months ended September 30, 2005 and losses of $723,387 since inception to September 30, 2005. The principal components of the losses were for consulting fees, general and administrative expenses.

Operating expenses for the nine months ended September 30, 2005 were $718,248 and our expenses from inception to September 30, 2005 were $719,252.

Liquidity and Capital Resources

At September 30, 2005, we had a working capital of $815,479.

At September 30, 2005, our company's total assets of $1,210,957 consisted of cash $483,669, short-term investments $109,400, accounts receivable $13,470 inventory $173,660, taxes recoverable $12,625, prepaid expenses $85,354, property, plant and equipment $251,646 and other assets including goodwill $81,133.

At September 30, 2005, our company's total liabilities were $62,699.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Our primary objectives over the 12 months ending September 30, 2006, will be to continue our consideration of other opportunities or initiatives as an extension to our current business.

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

Estimated Funding Required During the Next Twelve Months
Total General and Administrative	$585,240
Salaries: $222,440
Lease Costs: $82,800
Insurance Cost $200,000
General Administrative Expenses: $80,000

Operations
Equipment Costs	$45,000

Unallocated Working Capital	$35,000

Total	$665,240

As at September 30, 2005, we had a working capital of $815,479, which will allow us to continue deployment of our civil defence equipment business and to provide us with approximately $ 324,320 in working capital to continue our normal operations.

Going Concern

Our company has shown losses for the last three quarters. Sales of launcher and ammunitions will commence in the next quarter with increasing volume through the next two quarters. We also feel this agreement with Laser Shot for the Mobile Modular Shooting Range, will give the company backing to raising funding. This should alleviate our cash concerns.

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

We anticipate that we will expend approximately $300,000 on research and development over the next twelve months.

Purchase or Sale of Equipment

We anticipate expenditures for an automotive gluing line within the next year, but we are unable to estimate the cost of this equipment at this time.

Personnel

As of August 9, 2005, we had 11 full-time employees and no part-time employees. Of those employees, none are covered by collective bargaining agreements.

Application Of Critical Accounting Policies

Our un-audited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

The potential customers for our products may include federal, state, municipal, foreign and military, law enforcement and other governmental agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations from these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defence, law enforcement and other military and security areas. Any future revenues that our company may generate may be subject to substantial periodic fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for federal, state, municipal, foreign and other governmental agencies could have a material adverse effect on any future revenues that we may generate.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Date: November 18, 2005