Form 10KSB
period 2005-12-31
LAMPERD LESS LETHAL INC
filed 2006-06-01
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-50011

LAMPERD LESS LETHAL INC.
(Name of small business issuer in its charter)

Nevada	98-0358040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Michener Road, Sarnia, Ontario Canada	N7T 7H8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  519-344-4445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

Issuer's revenues for its most recent fiscal year ended December 31, 2005 is $282,385.

Issuer’s aggregate market value of the voting common equity held by non-affiliates at April 28, 2006 was:

27,080,000 common shares @ $0.31(1) = USD$8,394,800

(1) Average of bid and ask closing prices on April 28, 2006.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

51,000,000 common shares issued and outstanding as of April 28, 2006.

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

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in Canadian Dollars (CND$) unless other wise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Lamperd" mean Lamperd Less Lethal Inc., unless otherwise indicated.

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

On April 21, 2005, we acquired all of the 100,000,000 issued and outstanding common stock of 1476246 Ontario Limited, an Ontario corporation, having effect from April 14, 2004, pursuant to the terms of a share exchange agreement dated March 24, 2005 between us, the Ontario company, Patrick Ward, Hani Zabaneh and the shareholders of the Ontario company.

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

Our original business plan was to become actively engaged as a start-up wireless communications service provider. We planned to implement our business strategy by supplying wireless high-speed Internet services, and other complementary Internet and telecommunications services. We intended to provide a telecommunications delivery service to businesses, Internet Service Providers and telecommunication companies in underserved markets in North America. Management investigated opportunities and challenges in the business of becoming a wireless communications service provider and concluded that this business was not in our best interest.

Our Current Business

Our company is now a developer and manufacturer of civil defence products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, our company also manufactures shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. Our company also offers less lethal training to police, military and private sector security personnel. Training can be provided by experienced military and police contractors in addition to trained civilian contractors which are retained as required by our company with permission from their respective agencies. The training programs offered by our company incorporate the most current less lethal techniques and equipment, including our own products.

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

Our Products

Launchers

We have developed four proprietary projectile launchers. Each of the launchers is compatible with our line of proprietary less lethal munitions including the WASP composite rounds, sock rounds, training rounds, distractionary rounds and liquid incapacitant rounds. The four launchers fire 5 rounds. The ability of an operator to fire more than a single round provides greater security in hostile situations.

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

Munitions

We manufacture six types of proprietary munitions used by the launchers. Each of the munitions is made in 20 gauge, 12 gauge, 37mm and 40mm and 50 calibre sizes. In addition, our munitions are compatible with other 20 gauge, 12 gauge, 37mm, 40mm and 50 calibre conventional weapons delivery systems. The munitions are designed to ensure the safety of the operator and incapacitate rather than kill an opponent.

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

Employees

As at April 28, 2006, we have 4 full-time employees and 2 part-time employees.

Research and Development

For the fiscal year ended December 31, 2005 we expended approximately $50,703.00 on research and development activities.

Competition

The primary competitive factors in the demand for less lethal products by military forces and law enforcement organizations include a weapon’s cost, effectiveness and ease of use. There are several established competitors offering less lethal products that directly complete with our company’s products, some of which are substantially more established than our company. In addition, there are several small companies that are expected to launch similar products into the marketplace in the near future.

Taser International, Inc. and Armor Holdings, Inc. are two established companies offering similar products to our company. Armor Holdings offers impact weapons and pepper spray based products. The company also sells less lethal munitions for weapons such as the 12 gauge and 40mm as well as a full line of distraction devices and chemical weapons. Such products are sold throughout the world. Taser International offers a line of devices that use compressed nitrogen to shoot small electrified probes up to a maximum distance of 25 feet. Our management, however, is not aware of any competitor doing business in our target market that offers an entire product line comparable to our products.

In addition to several large publicly traded companies, there are also several smaller privately held companies that our company competes with for market share, including ALS Technologies and MK Ballistic Systems.

ALS Technologies manufactures less lethal munitions that fit weapons from 12 gauge shotguns to 40mm grenade launchers. ALS Technologies produces a line of munitions for use in their own proprietary air launchers. The company sells through a network of seven distributors and have approximately 25 sales representatives in North America. MK Ballistic Systems sells less lethal munitions that are used in certain weapons, such as the 12 gauge and 37mm weapons and offers a line of distraction devices.

Regulation

In Canada, our launcher products are considered a firearm and are regulated under federal law. The federal government has granted 1476246 Ontario a Canadian Business Firearm License which permits our company to manufacture, repair, store, import, export and sell our proprietary products. In addition, in Canada we must also be registered under, and be in compliance with, the Controlled Goods Program which sets requirement for possession/storage and transport of our products. Our operating subsidiary is registered with the Controlled Goods Program in accordance with the Defence Production Act.

In the US, the manufacture, sale and purchase of firearms are subject to extensive federal governmental regulation. The basic federal laws are the National Firearms Act and the Federal Firearms Act, which were originally enacted in the 1930s and which have been amended from time to time, and the Gun Control Act of 1968. Federal laws generally place certain restrictions on the interstate sale of firearms unless certain licenses are obtained. The Defender Series of products are considered to be a “firearm” by the United States Bureau of Alcohol, Tobacco, Firearms and Explosives. Therefore, all firearms-related regulations apply to the sale and distribution of our devices within the United States.

In addition, we are subject to ITAR, the International Trade and Arms Regulations.

We believe that existing federal regulations regarding firearms and ammunition will not have a material adverse effect on sales of our products. However, there can be no assurance that federal, state, local or foreign regulation of firearms and/or ammunition will not become more restrictive in the future and that any such development would not have a material adverse effect on our business whether directly or by placing additional burdens on those who distribute and sell our products.

Foreign Regulation

Foreign regulations which may affect the sale of our products are numerous and unclear. We prefer to work with foreign distributors who are familiar with the applicable import regulations of their jurisdiction and who are in a position to acquire the necessary approvals to sell our company’s products in the specified jurisdictions.

Raw Materials And Principal Suppliers

The principal components of our products are readily available from a variety of sources. The prices for these components are subject to market forces largely beyond our control. The prices for these components have varied in the past and may vary significantly in the future. The WASP synthetic round is made from a proprietary rubber compound. The aluminium for our launchers is readily available from a number of local sources.

Compliance With Environmental Laws

To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, that require compliance with federal, state or local environmental laws in any jurisdiction of our operation.

Intellectual Property

We currently protect our intellectual property with a variety of trademarks and trade secrets. In Canada and the United States, Lamperd has applied for a patent of the underlying technology used in its WASP composite round, which patent is currently pending. The patent application was filed by the University of Western Ontario under United States Provisional Patent Application No. 60/507,491.

The following names are trademarks of 1476246 Ontario: Lamperd Less Lethal, Defender I, Defender II, Enforcer Suit I, Enforcer Suit II and Pinetree Law Enforcement.

Our company owns and operates the duly registered internet domain name: www.lamperdlesslethal.com. The information contained in our company’s website is not part of this annual report.

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

Risks Related To Our Business

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

Our WASP synthetic round is costly to compound, and our company may not be able to find other subcontractors who are willing to supply our company with this service.

The WASP synthetic round is made from a proprietary rubber compound and is costly to compound. It may be difficult to find other contractors willing to compound our material. If we are unable to find contractors willing to compound and deliver our material, our revenues will be reduced.

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

Item 2.	Description of Property.

Our principal executive offices are located at 1200 Michener Road, Sarnia, Ontario, Canada. The 10,000 square foot space is leased for $6,400 per month for a three year term that commenced on January 1, 2005. We believe that our principal office will be adequate for our needs for the next 2-3 years. In addition to our principal office, we periodically lease a 15 acre property which our company utilizes as a training facility to hold our diverse training programs. The property is leased as required for a fluctuating daily fee.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On June 5, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Sinewire Networks Inc." and under the symbol "SNTW". On March 21, 2005, we changed our name from "Sinewire Networks Inc." to "Lamperd Less Lethal Inc". The name change took effect with the NASD Inc.’s Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under our new stock symbol "LLLI".The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2004 and 2005. The bid information was obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High	Low
March 31, 2004	0.01	0.01
June 30, 2004	0.01	0.01
September 30, 2004	0.01	0.01
December 31, 2004	0.01	0.01
March 31, 2005	1.30	0.985
June 30, 2005	4.56	1.25
September 30, 2005	1.99	0.47
December 31, 2005	1.07	0.36

(1) Our common stock received approval for quotation on June 5, 2003. The first trade occurred March 31, 2005.

On April 28, 2006, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.30.

As of April 28, 2006, there were 31 holders of record of our common stock. As of such date, 50,500,000 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

On March 18, 2005, the Company (formerly known as “Sinewire Networks Inc.”) entered into a reverse acquisition transaction (“transaction”) with privately held 1476246 Ontario Limited (“1476246”), an Ontario corporation. The transaction was effected pursuant to a Share Exchange Agreement dated March 18, 2005 (the “Agreement”). Prior to the reverse takeover transaction 1476246 issued 99,996,000 common shares for nominal consideration. In accordance with the Agreement the Company acquired all 100,000,000 issued and outstanding common stock of 1476246 in exchange for the issuance by the Company of 26,000,000 shares of common stock to the shareholders of 1476246. Under the agreement, one share of the Company was issued for every 3.8461538 common stock of 1476246. As a result, 1476246 legally became a wholly owned subsidiary of the Company and the former shareholders of 1476246 hold greater than 50% of the Company’s outstanding shares. Under the Agreement and as a result of the forward stock split, 44,516,000 outstanding common shares of the Company were exchanged for 222,580,000 common shares, 199,580,000 common shares of the Company were surrendered immediately for cancellation without consideration.

On April 13, 2005, we sold 1,500,000 units at a price of US $1.00 per unit for an aggregate purchase price of US$1,500,000 to one non-U.S. investor relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated there under. Each unit was exercisable into one common share and two common share purchase warrants. Each common share purchase warrant was immediately exercisable and entitles the holder to purchase one common share for a period of 24 months commencing from April 14, 2005. The warrants are exercisable at a price per share of US $1.25 for twelve months following April 14, 2005, and at US$1.40 thereafter.

On March 2, 2006, we issued an aggregate of 500,000 shares to two individuals in an offshore transaction for which we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated there under.

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

Our financial statements are stated in Canadian Dollars unless other wise stated and are prepared in accordance with United States Generally Accepted Accounting Principles. All financial information contained herein is in Canadian Dollars unless otherwise stated.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

General – Explanation of Comparative Periods

The acquisition of 1476246 Ontario Limited was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of 1476246 Ontario Limited controlled a majority of our shares of common stock immediately upon conclusion of the transaction and the continuing business is that of 1476246 Ontario Limited. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of 1476246 Ontario Limited. After completion of the acquisition we changed our name to “Lamperd Less Lethal Inc.” to effect our newly acquired business.

The previous audited financial statements of Sinewire Networks Inc. for the fiscal periods ended December 31, 2004 and 2003 were included in our annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 7, 2005. Prior to the share exchange with 1476246 Ontario Limited, Sinewire Networks Inc. (the inactive public company) was not operating, had minimal assets and liabilities and had minimal revenue from its inception through the date of its reorganization on April 14, 2005.

Plan of Operation

Results of Operations

Year Ended December 31, 2005 compared with year ended December 31, 2004

We posted losses of $1,099,668 for the year ended December 31, 2005 compared to losses of $1,004 for the year ended December 31, 2004, and losses of $1,100,672 since inception to December 31, 2005. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ended December 31, 2005 were $1,118,838 compared to $1,004 for the year ended December 31, 2004.

Financial Condition, Liquidity and Capital Resources

Cash used in operating activities was $1,125,601. Cash of $269,025 was also used in the purchase of property ,plant and equipment. There was a net cash flow of $1,767,908 from financing activities which was mostly derived from proceeds from a private placement.

From inception on October 4, 2001 to April 13, 2005, the Company was engaged as a start-up wireless internet service provider. Since April 14, 2005, the Company has been engaged in the business of developing and manufacturing of civil defence products that are designed as a less lethal alternative to conventional weapons. Our principal capital resources have been acquired through the issuance of common stock.

Year Ended December 31, 2005 compared with year ended December 31, 2004

At December 31, 2005, we had a working capital surplus of $140,349 compared to working capital deficit of $964 at December 31, 2004.

At December 31, 2005, we had assets of $926,765 compared to our assets at December 31, 2004 of $nil.

At December 31, 2005, our total liabilities were $481,101 compared to our liabilities of $964 as at December 31, 2004.

At December 31, 2005 we have cash and cash equivalents on hand of $310,610 compared to cash on hand of $nil as at December 31, 2004.

While we expect to meet our financial obligations as they come due, the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

We have no long-term debt as at December 31, 2005.

Product Research and Development

We anticipate that we will expend $72,000 on research and development over the twelve months ending December 31, 2006.

Purchase of Significant Equipment

Over the twelve months ending December 31, 2006, we intend to purchase one investment casting machine with an installed cost of approximately $500,000, two filling machines for ammunition production at a cost of approximately $80,000 each and one die cutting machine at a cost of approximately $20,000.

Employees

As at March 31, 2006, we have 5 full-time employees and 2 part-time employees. Of those employees, none are covered by collective bargaining agreements.

Going Concern

Due to our being a development stage company and not having generated significant revenues, in the consolidated financial statements for the year ended December 31, 2005, our independent auditor included in their Report to Shareholders dated May 31, 2006 an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Related Party Transaction

During 2005 the Company entered into various transactions with related parties. For a complete description see the financial statements.

The Company entered into an asset purchase agreement with Pinetree Law Enforcement Products of Canada Limited (“Pinetree”) on January 1, 2005 to acquire certain assets of Pinetree in exchange for assumption of liabilities and note payable. At the time of the agreement, a Director and Vice President of the Company was owed $102,400 by Pinetree which was paid in full on April 22, 2005 when the Company retired the note payable. No amounts are owed to the related party at December 31, 2005.

A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company paid this corporation $149,413 in 2005 for the manufacturing of various components, and purchases for the Company.

The company rents premises from a corporation controlled by a Director and Vice President of the Company.

Recently Issued Accounting Standards

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”):

a.

The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes; where as the convertible debt is treated entirely as a debt instrument for income tax purposes.

b.	The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.
c.	Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital.

The foregoing consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The Company has not completed an evaluation of the impact of the pronouncement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154”) which supersedes ALB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. The statement requires the retroactive application to prior periods financial statements of changes in accounting principles, unless it is impractical to determine either the period of specific effects or the cumulative effect of the change.

SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in accounting estimate. SAFS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a significant impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued Statement No. 123®, Share-Based Payments, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by the predecessor Statement No. 123, the Company does not recognize compensation expense with respect to stock options issued because the option price was no greater than the market price at the time the option was issued. Statement 123 ® will be effective in the fiscal quarter beginning January 1, 2006. The Company has not completed an evaluation of the impact of adopting Statements 123 ®.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets-amendment Of APB Opinion No 29”. Statement 153 eliminates the exception to fair value for exchange of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The Company has adopted this Statement in fiscal 2005.

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

We incurred losses in our first year of business in 2005 of $1,099,668. Because of this loss we will require additional working capital to develop our business operations.

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

Our financial statements are stated in Canadian dollars unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated May 31, 2006

Consolidated Balance Sheets as at December 31, 2005 and December 2004

Consolidated Statements of Operations for the years ended December 31, 2005 and December 31, 2004

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 2005, December 31, 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Stockholders of

Lamperd Less Lethal Inc.

We have audited the accompanying consolidated balance sheets of Lamperd Less Lethal Inc. as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamperd Less Lethal Inc. at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company sustained an operating loss of $1,099,668 for the year ended December 31, 2005, and had an accumulated deficit of $1,224,101 at December 31, 2005. As described in note 1, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Ontario	/s/ Mintz & Partners LLP
May 31, 2006	Chartered Accountants

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED BALANCE SHEETS

(Canadian Funds)

As at December 31

	2005	2004
ASSETS
CURRENT
Cash and cash equivalents (Note 3)	$310,610	$-
Accounts receivable	17,928	-
Inventories (Note 4)	181,613	-
Sundry	111,299	-
	621,450	-

PROPERTY, PLANT AND EQUIPMENT (Note 5)	271,381	-
INTANGIBLES (Note 6)	33,934	-
	$926,765	$-

LIABILITIES

CURRENT
Bank indebtedness	$-	$964
Accounts payable	76,602	-
Accrued liabilities (Note 9)	404,499	-
	481,101	964
CONTINGENCIES AND COMMITMENTS (Note 8)
STOCKHOLDERS’ EQUITY (DEFICIENCY)
CAPITAL STOCK (Note 18)
AUTHORIZED
1,000,000,000 Common shares, $0.001 (USD) per share par value
ISSUED
50,500,000 Common shares (4,000 – 2004)	62,416	40
Additional paid-in capital	1,607,349	-
Deficit	(1,224,101)	(1,004)
	445,664	(964)
	$926,765	$-

See accompanying notes to the consolidated financial statements

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Canadian Funds)

For the years ended December 31, 2005 and 2004

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Deficit	Total Stockholders’ Equity
Balance January 1, 2004	4,000	$40	$-	$-	$40
Net loss for the year				(1,004)	(1,004)
Balance December 31, 2004	4,000	$40	$-	(1,004)	$(964)
Shares issued for a nominal value	99,996,000	100	-	-	100
Balance immediately before the reverse acquisition transaction	100,000,000	140	-	(1,004)	(864)
Effect of share exchange	(100,000,000)	(140)	-	140	-
Shares issued pursuant to the share exchange agreement	26,000,000	32,099		(32,099)
Effect of share exchange and forward stock split	222,580,000	28,465	-	(28,465)	-
Return to treasury April 15, 2005	(199,580,000)	-	-	-	-
Proceeds of Private Placement (Note 18 (b))	1,500,000	1,852	1,869,420	-	1,871,272
Share issue costs (Note 9)	-	-	(262,071)	-	(262,071)

Excess of acquisition costs over carrying value of net assets acquired (Note 14)	-	-	-	(63,005)	(63,005)
Loss for the year	-	-	-	(1,099,668)	(1,099,668)
Balance December 31, 2005	50,500,000	$62,416	$1,607,349	$(1,224,101)	$445,664

See accompanying notes to consolidated financial statements

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Canadian Funds)

For the years ended December 31

	2005	2004

REVENUE	$282,385	$-

COST OF GOODS SOLD	276,310	-

GROSS MARGIN	6,075	-

EXPENSES
Selling, general and administrative	1,039,902	1,004
Research and development	50,703	-
Amortization	28,233	-
	1,118,838	1,004
LOSS FROM OPERATIONS	(1,112,763)	(1,004)
Interest Income	13,095	-

LOSS FOR THE YEAR	$(1,099,668)	$(1,004)

LOSS PER SHARE (Note 2(n))	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 2(n))	50,204,110	49,000,000

See accompanying notes to consolidated financial statements

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Canadian Funds)

For the years ended December 31

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,099,668)	$(1,004)
Items not affecting cash:
Amortization	28,233	-
Foreign exchange loss	33,247	-
	(1,038,188)	(1,004)
Changes in non-cash operating assets and liabilities:		-
Increase in accounts receivable	(17,928)	-
Increase in inventories	(181,613)	-
Increase in sundry assets	(111,299)	-
Increase in accounts payable and accrued liabilities	160,755	-
	(150,085)	-
	(1,188,273)	(1,004)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(269,025)	-
	(269,025)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	(964)	964
Repayment of acquisition note payable (Note 14)	(102,400)	-
Proceeds of private placement (Note 18)	1,871,272	-
	1,767,908	964
CHANGE IN CASH AND CASH EQUIVALENTS	310,610	(40)
CASH AND CASH EQUIVALENTS, beginning of year	-	40
CASH AND CASH EQUIVALENTS, end of year	$310,610	$-

Supplemental information see Note 17
See accompanying notes to consolidated financial statements

LAMPERD LESS LETHAL INC.

(Formerly Sinewire Networks Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Canadian Funds)

December 31, 2005 and 2004

1.	STATUTES OF INCORPORATION AND NATURE OF ACTIVITIES

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

As described in Note 15, on April 14, 2005, the Company entered into a reverse acquisition with 1476246 Ontario Limited (“1476246”), a company incorporated pursuant to the laws of Ontario, Canada on November 22, 2001. These consolidated financial statements are a continuation of the operations of 1476246 and the comparative balance sheet and statement of operations presented in these financial statements are of 1476246.

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

The accompanying consolidated financial statements of the Company include the financial position, results of operations and cash flows of the Company and its wholly owned subsidiary 1476246. These financial statements have been prepared in accordance with the significant accounting policies set out below and in accordance with United States general accepted accounting principles. All inter-company transactions have been eliminated.

GOING CONCERN

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that are applicable to a going concern, meaning that the company will be able to realize it assets and discharge it liabilities in the normal course of operations. Given the operating loss sustained in 2005 and the fact that the Company has not to the date of these consolidated financial statements raised additional financing, the Company’s ability to realize its assets and discharge its liabilities depends on continued support from the shareholders raising additional debt or equity. The use of United States generally accepted accounting principles that are applicable to a going concern therefore, may not be appropriate because there is doubt that the Company can operate as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

(b)	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase or are otherwise highly liquid.

(c)	REVENUE RECOGNITION

Revenue is recognized and earned when all of the following criteria are met:

	•	Persuasive evidence of an arrangement exists,
	•	Delivery has occurred or services have been rendered,
	•	The price to the buyer is fixed or determinable, and
	•	Collectibility is reasonably assured.
(d)	INVENTORIES

Raw materials are valued at the lower of cost and net realizable value with cost being determined using the first-in, first-out method.

Work in process and finished goods inventories are valued at lower of cost and net realizable value. Work in process include raw materials, labour and factory overhead. The cost of finished goods is determined using the first in, first out method.

(e)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated amortization. The Company amortizes the costs of the property, plant and equipment over their estimated useful lives beginning from the period the property, plant and equipment are put into commercial use. Rates and basis of amortization applied by the Company to write off the cost of the property, plant and equipment over their estimated useful lives using the straight line method are as follows:

	Computer, office, and protective and demonstration equipment	4 years
	Manufacturing equipment	10 years
	Leasehold improvements	over the term of the lease
(f)	INTANGIBLES

The intangible assets are comprised of a license, trademarks and patents which is accounted for at cost and amortized based over the life of the agreement to which it pertains, which is 17 years. If the Company determines that there is permanent impairment in the value of the unamortized portion of the intangible assets, as future earnings will not be realized as projected, an appropriate amount of unamortized balance of the intangible assets will be charged to income as an “impairment charge” at that time.

(g)	USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

In accordance with SFAS No.52, “Foreign Currency Translation”, these consolidated financial statements are measured using local currency (Canadian dollar) as the functional currency. Assets and liabilities have been translated at current exchange rates and related revenue and expenses have been translated at average monthly exchange rates.

(j)	RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in accordance with SFAS No.2. However, materials and equipment are capitalized and amortized over their useful lives if they have alternative future uses.

Approved Canadian government tax credits are recorded as a reduction of the related expense or cost of the asset acquired. The benefits are recognized when the Company has complied with the terms and conditions of the approved grant program or applicable tax legislation.

(k)	SHARE ISSUE COSTS

Incremental costs incurred in respect of raising capital are charged against equity proceeds raised.

(l)	COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components. For the periods ended December 31, 2005 and 2004, comprehensive income was the same as net earnings.

(m)	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. Unless otherwise noted it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments. Unless otherwise noted, the fair value of these financial instruments approximate their carrying value. See Note 11.

(n)	LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the year calculated to be 50,204,110 (49,000,000 - 2004).

Dilutive earnings per share considers the dilutive impact of the exercise of outstanding stock options and warrants as if the events had occurred at the beginning of the year, or at the time of issuance, if later. When the effect of computing diluted loss per share is anti-dilutive this information is not provided.

(o)	NON MONETARY TRANSACTIONS

In accordance with SFAS 153, transactions that result in the exchange of similar productive assets are valued at fair value with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity.

(p)	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”):

d.

The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes; where as the convertible debt is treated entirely as a debt instrument for income tax purposes.

e.	The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.
f.	Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital.

The foregoing consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The Company has not completed an evaluation of the impact of the pronouncement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154”) which supersedes ALB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. The statement requires the retroactive application to prior periods financial statements of changes in accounting principles, unless it is impractical to determine either the period of specific effects or the cumulative effect of the change.

SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in accounting estimate. SAFS No 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a significant impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued Statement No. 123®, Share-Based Payments, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by the predecessor Statement No. 123, the Company does not recognize compensation expense with respect to stock options issued because the option price was no greater than the market price at the time the option was issued. Statement 123 ® will be effective in the fiscal quarter beginning January 1, 2006. The Company has not completed an evaluation of the impact of adopting Statements 123 ®.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets-amendment Of APB Opinion No 29”. Statement 153 eliminates the exception to fair value for exchange of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The Company has adopted this Statement in fiscal 2005.

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include a cashable guaranteed investment certificate of $110,076 maturing on February 27, 2006 bearing an annual interest rate of 2.45%.

4.	INVENTORIES

Consists of:

2005
Raw materials	$72,431
Work in process	50,647
Finished goods	58,535
TOTAL	$181,613

5.	PROPERTY, PLANT AND EQUIPMENT

Consists of:

	2 0 0 5
	Cost	Accumulated Amortization	Net Carrying Value
Office Equipment	$ 22,576	$ 5,020	$ 17,556
Manufacturing Equipment (i)	212,258	7,359	204,899
Protective & Demonstration Equipment	31,210	7,414	23,796
Computer Equipment	7,404	1,310	6,094
Leasehold Improvements	24,864	5,828	19,036
TOTAL	$ 298,312	$ 26,931	$ 271,381

(i) Included in manufacturing equipment is $98,223 related to equipment which was not put into commercial use as at December 31, 2005. Accordingly, no amortization has been recorded on this equipment in accordance with the Company’s accounting policy in Note 2(e).

6.	INTANGIBLES

Consist of:

	2 0 0 5
	Cost	Accumulated Amortization	Net Carrying Value
License agreement	$ 22,122	$ 1,408	$ 20,714
Trademarks	822	-	822
Patents	12,398	-	12,398
TOTAL	$ 35,342	$ 1,408	$ 33,934

7.	SEGMENTED INFORMATION

The Company operates in one segment for North America.

8.	CONTINGENCIES AND COMMITMENTS
	(a)	License Agreement

The company entered into a license agreement with the University of Western Ontario (“UWO”) which grants the company the exclusive rights to make, have made, use, lease, sell, offer to sell and import UWO invention No. 02-029 known as “Less Lethal Ammunitions Projectile” (projectile), as well as any trade secrets associated with the projectile. The licence is effective for the period that expires when the last of the terms for which claims under the Licensed Patent Rights expire, unless the agreement is terminated sooner. The agreement is effective as of April 1, 2005. The company has paid an initial licence fee of $5,000. Lamperd has agreed to pay all approved out-of-pocket expenses incurred by UWO, assume responsibility for future patent prosecution and rights and pay UWO a quarterly royalty commencing April 1, 2006 of three percent of revenue directly attributable to the projectile. The royalty is subject to minimum royalty obligations.

The company must pay the difference between the four quarterly royalty payments and the minimum annual royalty within 60 days of any year ending December 31. The required minimum royalty obligations that equal the annual licence fees are as follows:

Year	Minimum Annual Licence Fee

2006	$5,000
2007	$5,000
2008	$10,000
2009	$10,000

(b)	Operating Leases

The Company is committed to minimum payments under a net operating lease for land and building to 1109630 Ontario Ltd., a company owned by a Director and Vice-President of the Company. The lease expires December 31, 2007. The company has the option to continue the lease on a month-to-month basis thereafter. Future annual minimum lease payments are as follows:

Year	Annual Rent

2006	$76,800
2007	$76,800

The Company is committed to minimum payments for a vehicle lease ending February 2009. Future annual minimum lease payments are as follows:

Year	Annual Payments

2006	$6,696
2007	$6,696
2008	$6,696
2009	$558
(c) Industry Risk

Products manufactured by Lamperd are typically used in applications and situations that involve a high level of risk of personal injury. Failure to use the company’s products for their intended purposes could result in serious bodily harm or death. As a result, the manufacture and sale of less-lethal products may be subject to product liability claims arising from the design, manufacture, or sale of such goods. If any such claims are decided against the company, and the company is found liable, substantial payments for damages and increases in the cost insurance coverage may result. Any substantial uninsured loss could have a materially adverse effect on the company’s business, financial condition, and results of operations. Management is not aware of any lawsuits ongoing or threatened at this time in regards to products manufactured and sold by the company other than those disclosed in these financial statements.

(d)	Business Risk
(i)	Canadian Business Firearms License

The Company requires a valid Canadian Business Firearms Licence (“CBFL”) to possess, manufacture, repair, store, import, export and sell firearms and ammunition as governed by the Canadian Firearms Act. The CBFL for Lamperd is held in the name of the President of the Company. The Company’s operations would be materially restricted if the President resigns.

(ii)	Distribution Agreements

The Company has an agreement with a major distributor granting that company exclusive rights to distribute the full range of the Company’s products throughout Canada. The agreement is renewable on the first day of each year, by mutual agreement, and cancellable by either party with 120 days written notice. Any contingencies for either party, related to the agreement, are not determinable at this time.

The Company has an agreement with a major supplier as their exclusive manufacturer of OEM products and the development of new products. Any contingencies for either party, related to the agreement, are not determinable at this time.

The Company entered into an agreement, effective August 2, 2005 with a distributor granting the Company exclusive rights to distribute the full range of the Company’s products throughout Puerto Rico and the Dominican Republic. The initial term of the agreement is for 90 days following the effective date of the agreement and can be extended by Lamperd after each 30 day period for an additional 30-day period. The agreement entitles the distributor to a 20% commission on baseline prices indicated in the quotations provided by the Company, and a 90% commission on all residual unit sales amounts above the Company’s baseline prices. As of the December 31, 2005, no transactions with the distributor have yet taken place.

The company entered into an exclusive agreement effective September 30, 2005 with distributor, a Texas Corporation. The agreement is for distribution, within Canada, of the certain products which are utilized for police and military training. No transactions have yet taken place with Laser Shot Inc as at December 31, 2005.

The Company entered into a Geographic Exclusive Representative Agreement on May 1 2006, with Tactical Operational Support Services Colombia Ltda., (here in referred to as T.O.S.S.) located in Bogota, Columbia. T.O.S.S. minimum annual sales obligation is $200,000.00.

The Company entered into a Geographic Exclusive Distributorship Agreement with Al-Muntaser Trading & Contracting Co. W.L.L.(MTC) in April 2006, to become the distributor for the State of Kuwait for the Company.

In February 2006, the Company entered into a Geographic Exclusive Distributorship Agreement with Asetalo Oy to purchase and sell the Company’s products in Finland.

In March 2006, the Company entered into a joint Manufacturing agreement with BWE Firearms in Florida to manufacture a 50 caliber Semi Auto Rifle which will fire the Company’s WASP Less Lethal Rounds.

In February 2006, the Company entered into an agreement with CQB to distribute Less Lethal Munitions and products in the US.

9.	SHARE ISSUE COSTS

In connection with a private placement as outlined in Note 18, the Company incurred consulting costs. These consulting costs were not finalized until March 2, 2006 and amounted to a cash payment of $58,275 as well as the issuance from treasury of 500,000 common shares of the Company. The common shares were valued at $203,796 representing the fair market value of the shares at date of issue in accordance with United States Generally Accepted Accounting Principles. The total share issue cost payable of $262,071 is included in accrued liabilities. Since the consulting services pertains to a transaction that was concluded in 2005 and was in existence at December 31, 2005, all these costs have been accrued at December 31, 2005 and deducted from proceeds of share issuance and charged against stockholders’ equity.

10.	RELATED PARTY TRANSACTIONS

During 2005 the Company entered into various transactions with related parties as disclosed in note 8 (b), 14, and 16.

As explained in Note 14, the Company entered into an asset purchase agreement with Pinetree Law Enforcement Products of Canada Limited (“Pinetree”) on January 1, 2005 to acquire certain assets of Pinetree in exchange for assumption of liabilities and note payable. At the time of the agreement, a Director and Vice President of the Company was owed $102,400 by Pinetree which was paid in full on April 22, 2005 when the Company retired the note payable. No amounts are owed to the related party at December 31, 2005.

A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company paid this corporation $149,413 in 2005 for the manufacturing of various components, and purchases for the Company. There is no balance owing to this related party at December 31, 2005.

The company rents premises from a corporation controlled by a Director and Vice President of the Company as described in Note 8(b). There is no balance owing to this related party at December 31, 2005.

11.	FINANCIAL INSTRUMENTS
	(a)	Credit Risk

The Company is engaged in the sale of “less lethal” products, other protective gear, and accessories typically to a small number of major customers, although the composition of this group of customers changes from year to year. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral.

At December 31, 2005, 29% (NIL – 2004) of total accounts receivable was due from one customer.

(b)	Concentration Risk

A majority of the Company's cash and cash equivalents are with one major Canadian banking institution. Deposits held with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimum risk.

(c)	Currency Risk

The Company is subject to currency risk through its activities in the United States. Unfavourable changes in the exchange rate may affect the operating results of the Company. At December 31 the Company had USD accounts receivable of $8,309. There were no other foreign currency amounts.

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at December 31, 2005.

(d)	Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company's financial assets and liabilities including cash and cash, equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

12.	ECONOMIC DEPENDENCE

During the year, two customers represented 92% of revenues.

13.	SHARE VOTING AGREEMENT

On March 1, 2005, founding shareholders entered into a share voting agreement with two other shareholders. The voting agreement transfers voting rights of the two shareholders to three founding shareholders. The agreement is valid until the earlier of April 1, 2008, the agreement is terminated by written agreement, dissolution or bankruptcy of the Company, or if the new shareholders cease to hold or own beneficially or of record at least 5% of the voting securities in the capital of the Company.

14.	PURCHASE OF ASSETS OF PINETREE LAW ENFORCEMENT PRODUCTS OF CANADA LIMITED

On January 1, 2005, the predecessor company prior to the reverse take over purchased the business assets of Pinetree Law Enforcement Products of Canada Limited (“Pinetree”), a company owned by the President and director of the Company. As a result this transaction is a related party transaction. The assets were transferred to the Company at their carrying value in Pinetree and the excess price paid has been charged to deficit in accordance with United States generally accepted accounting principles. The details of the transaction are as follows:

Cost of acquisition
Assumption of accounts payable to the Receiver General of Canada	$69,546
Debt in the form of note payable	102,400
Total cost of assets acquired	171,946
Carrying value of assets acquired
Accounts receivable	$9,112
Inventories	25,407
Manufacturing equipment	16,300
Office equipment	10,000
Computer equipment	1,000
Protective and demonstration equipment	25,000
Intangibles - licence agreement	22,122
Total allocations to Current, Property, plant and equipment and Other Intangible Assets	108,941
Excess of acquisition price over carrying value was charged to deficit	$63,005

Subsequent to the above transaction, inventory worth $15,500 was written off during the year.

15.	REVERSE ACQUISITION OF LAMPERD LESS LETHAL INC. (FORMERLY SINEWIRE NETWORKS INC.)

On March 18, 2005, the Company (formerly known as “Sinewire Networks Inc.”) entered into a reverse acquisition transaction (“transaction”) with privately held 1476246 Ontario Limited (“1476246”), an Ontario corporation. The transaction was effected pursuant to a Share Exchange Agreement dated March 18, 2005 (the “Agreement”). Prior to the reverse takeover transaction 1476246 issued 99,996,000 common shares for nominal consideration. In accordance with the Agreement the Company acquired all 100,000,000 issued and outstanding common stock of 1476246 in exchange for the issuance by the Company of 26,000,000 shares of common stock to the shareholders of 1476246. Under the agreement, one share of the Company was issued for every 3.8461538 common stock of 1476246. As a result, 1476246 legally became a wholly owned subsidiary of the Company and the former shareholders of 1476246 hold greater than 50% of the Company’s outstanding shares. Under the Agreement and as a result of the forward stock split, 44,516,000 outstanding common shares of the Company were exchanged for 222,580,000 common shares, 199,580,000 common shares of the Company were surrendered immediately for cancellation without consideration.

The transaction is recorded as a reverse acquisition in accordance with FAS 141 using the purchase method since the 1476246 stockholders became the controlling stockholders of the Company. Accordingly, the transaction is accounted for as the issuance of stock by 1476246 for the net monetary assets of the Company accompanied by a recapitalization of 1476246 and no goodwill or any other intangible assets are recorded. Prior period results and comparative are those of 1476246.

16.	CONSULTING AGREEMENTS

On April 23, 2005, the Company entered into separate consulting agreements with two Directors and Vice Presidents of the Company to provide services for a total of $3,000 each per month. Payments ceased in January 2006 and the reinstatement of the payments is subject to Board review.

17.	STATEMENT OF CASH FLOWS
Supplemental information
(i)	The company acquired 100,000,000 issued and outstanding common stock of 1476246 in exchange for 26,000,000 shares of the Company (see Note 15)
(ii)

The Company acquired $111,959 of assets from Pinetree Law Enforcement Products of Canada Limited in exchange for $69,546 of liabilities it assumed as well as a note payable for $102,400 as explained in Note 14.

18.	CAPITAL STOCK
(a)	Authorized:

1,000,000,000 voting common shares, par value US $0.001

Issued and outstanding common shares at December 31, 2005 - 50,500,000 (2004 - 4,000)

(b)	Private placement of shares and warrants:

The Company issued 1,500,000 units at US $1.00 per unit or $1,871,272 to an investor pursuant to a private placement under a Subscription Agreement dated April 14, 2005. Each unit consists of one common share and two common share purchase warrants of the Company.

The composition and exercise prices of the warrants outstanding at December 31, 2005 (NIL at December 31, 2004) are as follows:

	Number of warrants	Weighted average exercise price	Expiry date
April 14, 2005 – Warrants granted	3,000,000	USD $1.25	April 14, 2007 (i)

(i) The warrants are exercisable at a price per share of US $1.25 for twelve months following April 14, 2005, and US$1.40 thereafter. The units issued to the investor were issued with reliance upon an exemption from registration in an offering of securities in an offshore transaction to persons who are not United States persons pursuant to Regulation S under the United States Securities Act of 1933, as amended. No warrants were exercised in 2005.

(c)           As consideration for share issue services rendered in 2005, as further explained in Note 9, the Company issued 500,000 common shares on March 2, 2006.

19.	Income Taxes

The company files US Federal income tax returns for its US operations. Separate income tax returns are filed for the Canadian subsidiary, 1476246 Ontario Limited. There was no provision for income taxes for the years ended December 31, 2005 and 2004.

The total provision for income taxes differs from that amount which would be computed by applying the income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

	2005		2004
	Amount	%	Amount	%
Statutory income tax rate (recovery)	$(392,000)	(36)	$-	-
Non- deductible differences and temporary differences	(20,000)	(2)	-	-
Other and valuation allowance adjustment	412,000	38	-	-
Net taxes (recovery) and effective rate	$-	-	$-	-

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which gives rise to deterred tax assets and liabilities are as follows:

	2005		2004
	Amount	Tax Effect	Amount	Tax Effect
Net operating losses Canadian Subsidiary	$1,154,000	$415,000	$-	$-
Share issue costs	210,000	75,000	-	-
	1,364,000	490,000	-	-
Less valuation allowance	(1,364,000)	(490,000)	-	-
Net deferred tax asset	-	-	-	-

Net operating losses – U.S. Legal Parent	$104,000	$37,000	$110,000	$40,000
Less valuation allowance	(104,000)	(37,000)	(110,000)	(40,000)
Net deferred tax asset	-	-	-	-

At December 31 2005, the Company had cumulative net operating loss carry-forward of approximately $1,154,000 for the Canadian subsidiary and $104,000 in the United States for the parent. The Canadian amount will expire in 2015 while the U.S. net operating loss expires in 2021 through 2024. As a result of the reverse acquisition transaction (Note 15), the provisions of Internal Revenue Code Section 382 will apply to the use of the U.S. net operating losses originated before 2005. The deferred tax assets have been completely offset by a valuation allowance. The company has no significant deferred tax liabilities.

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 19, 2005, we engaged Mintz and Partners LLP as our independent accountants to audit our financial statements. Mintz and Partners LLP performed the 2004 audit. Mintz and Partners LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at April 28, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Barry Lamperd	President, Chief Executive Officer and Director	58	April 14, 2005
D'arcy David William Bell	Director	52	April 14, 2005
Dominic Dicarlo	Director	57	April 14, 2005
Alexander Purvis Glenn	Director	59	April 14, 2005
Ed Ferguson	Director	58	April 14, 2005

Name	Position Held with our Company	Age	Date First Elected or Appointed
Terry Smith	Director	53	April 14, 2005
Sharon Scott	Chief Operation Officer	52	June 6, 2005
Jeff Kinsella	Chief Financial Officer	50	February 9 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Barry Lamperd

Mr. Lamperd became our President, Chief Executive Officer and Director on April 14, 2005.

In 1989, Mr. Lamperd started Pine Tree Law Enforcement Products, a company focussed on the design, production and manufacture of products for a variety of uses by law enforcement, military and corrections personnel. In January of 2005, Pine Tree Law Enforcement Products was acquired by Lamperd. Upon the acquisition, Mr. Lamperd was appointed president of Lamperd and currently supervises product research and development of the company. Mr. Lamperd is a member of the Police and Military Advisory Board, an organization that sets the training standards for police and military personnel in Canada.

D'arcy David William Bell

Mr. Bell was appointed Vice President and Director on April 14, 2005.

Mr. Bell is a partner with the law firm George Murray Shipley Bell LLP where he has a diverse practice including corporate commercial law. Mr. Bell graduated with a Bachelor of Laws from the University of Windsor.

Dominic Dicarlo

Mr. Dicarlo was appointed Vice President and Director on April 14, 2005.

Mr. Dicarlo is the president of T.R.E.L. Of Sarnia Limited, a machine shop. Mr. Dicarlo graduated from Fanshaw College of London, Ontario in 1969.

Alexander Purvis Glenn

Mr. Glenn was appointed Director on April 14, 2005.

From 1966 to 1991, Mr. Glenn carried out a career with the Royal Canadian Mounted Police. In addition to his formal training obtained during his career with the Royal Canadian Mounted Police, Mr. Glenn was promoted to Non-Commissioned Officer in charge of tactical operations for the Royal Canadian Mounted Police Special Emergency Response Team where he was responsible for counter terrorist and hostage rescue operations for Canada until it was replaced by the Canadian military's Joint Task Force 2. As a Non-Commissioned Officer, Mr. Glenn developed and organized tactical operations programs for the Emergency Response Team, and developed less lethal equipment, firearms policy, firearms programs and body armor selection. During this period, Mr. Glenn received formal terrorist tactical training from: the British Special Air Services, Britain's counter terrorist force; the German Federal Border Group 9, Germany's counter terrorist group GSG9; and the Federal Bureau of Investigations Hostage Rescue Team. Following his career with the Royal Canadian Mounted Police, Mr. Glenn became employed by R. Nicholls Distributors Inc., a private Canadian corporation, where he markets tactical and less lethal products. Currently, Mr. Glenn is a director of R. Nicholls Distributors Inc.

Terry Smith

Mr. Smith was appointed a director on April 14, 2005.

Mr. Smith is the program manager for Monadnock Lifetime Products, Inc., a wholly-owned subsidiary of Armor Holdings, Inc. Armor Holdings, Inc. is a diversified manufacturer of branded products for the military, law enforcement organizations and personnel safety markets and is listed on the New York Stock Exchange. Mr. Smith's duties include the development of curriculum courseware for the Monadnock Defensive Tactics System, Monadnock Expandable Baton and the PR-24-inch side-handle control baton certification programs. Prior to becoming program manager of Monadnock Lifetime Products, Inc., Mr. Smith had a career with the Marion County Sheriff's Department in Indianapolis, Indiana where he was deputy sheriff and a senior training instructor. Mr. Smith holds a Bachelor of Science degree from Indiana University.

Ed Ferguson

Mr. Edward Ferguson was appointed a director on April 14, 2005

Mr. Edward Ferguson is a United States Navy Combat veteran. Between 1990 and 1993, Mr Ferguson independently owned and operated E.L.F., and advertising and marking company. Since 1993, Mr. Ferguson has been associated with Fox Labs International Inc., and in 1997m Mr. Ferguson became the president and 50% shareholder of Fox Labs International Inc.

Sharon Scott

Mrs. Scott Scott was appointed Chief Operation Officer on June 6, 2005.

Mrs. Scott has over 20 years experience in the injection moulding manufacturing industries. Sharon has extensive knowledge in Production Controls, Expanded Bill of Material Costing (BOM), Customer Relations, SPC, FMEA, Control Plans, QS/ISO 9000. Mrs. Scott was the Operation Manager for a Plastic injection Moulding Company in Michigan which supplied production and service parts for two major Automotive Companies. Previous to this position she was Production Manager / Customer Liaison for North American Plastics Inc. a Chrome Plating / Plastics Injection Moulding Corporation in Canada. Mrs. Scott attended Westervelt Business College and Fanshaw College in London, Ontario.

Jeff Kinsella

Mr. Kinsella was appointed Chief Financial Officer on February 9, 2006.

Mr. Kinsella, has an extensive background working with start-up and early stage companies. Most recently, as Manager of Business Growth Services for the Sarnia-Lambton Economic Partnership, he has focused on providing strategic planning and fundraising assistance to emerging companies in a wide range of industries. Prior to this, as founding Executive Director for the London Venture Group, he provided advisory assistance to several companies that successfully raised over $12 million in seed stage and angel investment over a two year period. Previous to this position he was the business counselor at the London Community Small Business Centre, Canada’s longest running and most successful business incubator, and held the position of Director of International Marketing and Sales for LH Resource Management Inc, a manufacturer of large scale environmental and farm machinery. Prior to returning to the University of Western Ontario, where he received his MBA from the Ivey School of Business, Mr. Kinsella owned and operated several successful retail and service based enterprises

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;
•	Nominating and Corporate Governance Committee; and

•	Compensation Committee.

The following people make up the Audit Committee: Barry Lamperd, Dominic Dicarlo, and Darcy Bell. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on February 9, 2004.

Our Nominating and Corporate Governance Committee is currently made up of all of our directors. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on February 9, 2004.

Our Compensation Committee is currently made up of all of our directors. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on February 9, 2004.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated adequate revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2005, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective February 9, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and corporate secretary, as well as persons performing similar functions, with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief financial officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's audit committee. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is incorporated by reference from our Annual Report on Form 10-KSB filed on April 7, 2005. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lamperd Less Lethal, Inc., 1200 Michener Road, Sarnia, Ontario N7T 7H8.

Item 10.	Executive Compensation.

The following table summarizes the compensation of our executive officers during the three years ended December 31, 2005, 2004 and 2003. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Barry Lamperd President and Chief Executive Officer(1)	2005 2004 2003	125,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Hani Zabaneh Former President, Secretary, Treasurer(2)	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Patrick Ward Former President and Treasurer(3)	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Mr. Lamperd was appointed President and Chief Executive Officer on April 14, 2005.

(2)	Mr. Zabaneh was appointed Secretary on October 22, 2001 and President and Treasurer on February 25, 2005. Mr. Zabaneh resigned as President, Secretary, Treasurer and Director on April 14, 2005.

(3)	Mr. Ward was appointed President and Treasurer on October 22, 2001 and resigned on February 25, 2005

Employment/Consulting Agreements

There is one written employment/consulting agreement between the company and Barry Lamperd, Director and President/CEO.

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

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2005.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2005.

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

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at April 28 31, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Barry Lamperd 1041 Brimwood Crescent Sarnia, Ontario N7S 5E8	5,980,000	11.73%
Jeff Kinsella 80 Southwick St. St, Thomas ON N5R 3S7	Nil	Nil
Sharon Scott 2332 Kimball Rd. Courtright N0N 1H0	Nil	Nil
D’Arcy David William Bell 1280 Marcin Road Sarnia, Ontario N7V 3J9	5,980,000	11.73%
Dominic Dicarlo 1981 Rainbow Trial Sarnia, Ontario N7T 7H6	2,990,000	5.86%
Alexander Purvis Glenn 7911 Kalview Drive Coldstream, British Columbia V1B 2S3	Nil	Nil
Terry Smith 58 Kennedy Drive Keene, New Hampshire 03431	Nil	Nil
Ed Ferguson 20752 Miles St. S. Clinton Township, Michigan 48036-1948	Nil	Nil
Mercer Investments Inc. (2) 1610 Wesbrook Crescent Vancouver, British Columbia V6T 1W1	2,990,000	5.86%
Bruce Strebinger 338 North Dollarton Highway North Vancouver, British Columbia V7G 1N1	2,990,000	5.86%
Ernie Taglione 2155 Huron Shores Drive Sarnia, Ontario N7V 7H6	2,990,000	5.86%
Directors and Executive Officers as a Group (8 individuals)	14,950,000 common shares	29.32%

(1)

Based on 51,000,000 shares of common stock issued and outstanding as of April 28, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

The shares of common stock held by Bruce Strebinger and Mercer Investments Inc. are subject to a voting agreement dated March 18, 2005 (the "Voting Agreement"). Pursuant to the provisions of the Voting Agreement, Bruce Strebinger and Mercer Investments Inc. vested all voting power of all shares beneficially owned in the capital of the Company in favour of Barry Lamperd, D'Arcy David William Bell and Dominic DiCarlo until April 1, 2008.

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

Item 13.	Exhibits.
Exhibit	Description
3.	Articles of Incorporation and By-laws:
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.2	Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on January 31, 2005. (incorporated by reference from our Current Report on Form 8-K, filed on February 1, 2005).
3.5	Certificate of Amendment filed with the Nevada Secretary of State on March 21, 2005 (incorporated by reference from our Current Report on Form 8-K, filed on March 31, 2005).
10.	Material Contracts
10.1

Share Exchange Agreement dated March 18, 2005, among our company under our former name Sinewire Networks Inc., 1476246 Ontario Limited doing business as Lamperd Less Lethal, Patrick Ward, Hani Zabaneh and the principal shareholders as set out in the share exchange agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 31, 2005).

10.2	Employment Agreement dated January 1, 2005 between 1476246 Ontario Limited and Barry Lamperd (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.3	Addendum to Employment Agreement made January 1, 2005 between 1476246 Ontario Limited and Barry Lamperd (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.4

Asset Transfer Agreement dated January 1, 2005 between 1476246 Ontario Limited and Pinetree Law Enforcement Products Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.5	License Agreement dated January 20, 2005 between 1476246 Ontario Limited and The University of Western Ontario (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.6

Voting Agreement dated March 1, 2005 between Barry Lamperd, D’Arcy Bell, Dominic DiCarlo, Bruce Strebinger, Mercer Investments Inc. and 1476246 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.7	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and Dominic DiCarlo (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.8	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and 1476232 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.9	Letter of Intent dated Mary 18, 2005 between Lamperd Less Lethal Inc. and Taylor’s & Co. Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 27, 2005).
10.10	Geographic Exclusive Commissioned Sales Agent Agreement dated as of August 2, 2005 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2005).
10.11	Exclusive Distributor Agreement dated September 30, 2005 between Lamperd Less Lethal Inc. and Laser Shot, Inc. (incorporated by reference from our Current Report on Form 8-K field on October 5, 2005).
14.	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on March 30, 2004).
31.	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jeff Kinsella.
32.	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jeff Kinsella.

* Filed herewith

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Mintz & Partners LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2005 and 2004 were $100,500 and $10,700 respectively.

Audit Related Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed for assurance and related services by Mintz & Partners LLP which are not reported under the caption “Audit Fees” above, was $40,125 and $Nil respectively.

Tax Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Mintz & Partners LLP for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil respectively.

We do not use Mintz & Partners LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Mintz & Partners LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Mintz & Partners LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of fees billed by Mintz & Partners LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Mintz & Partners LLP's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.

By: /s/ Barry Lamperd

Barry Lamperd, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2006

By: /s/ Jeff Kinsella

Jeff Kinsella, Chief Financial Officer

(Principal Financing Officer and

Principal Accounting Officer)

Date: May 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Lamperd
Barry Lamperd	President, Chief Executive Officer and Director	May 31, 2006

/s/ Jeff Kinsella
Jeff Kinsella	Chief Financial Officer	May 31, 2006

/s/ D’arcy David William Bell
D’arcy David William Bell	Director	May 31, 2006

/s/ Dominic Dicarlo
Dominic Dicarlo	Director	May 31, 2006

/s/ Alexander Purvis Glenn
Alexander Purvis Glenn	Director	May 31, 2006

/s/ Ed Ferguson
Ed Ferguson	Director	May 31, 2006

/s/ Terry Smith
Terry Smith	Director	May 31, 2006