Form 10QSB
period 2006-03-31
LAMPERD LESS LETHAL INC
filed 2006-06-05
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,000,000 common shares issued and outstanding as of May 10, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

I

LAMPERD LESS LETHAL INC.

(Unaudited)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

II

I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

III

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Canadian Funds)

	As at March 31 2006 (Unaudited)	As at December 31 2005 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$14,438	$310,610
Accounts receivable	26,668	17,928
Inventories (Note 3)	153,441	181,613
Sundry	119,942	111,299
Total Current Assets	314,489	621,450

Property, Plant and Equipment (Note 4)	262,681	271,381
Intangibles (Note 5)	48,289	33,934
TOTAL ASSETS	$625,459	$926,765

LIABILITIES

Current Liabilities
Accounts payable	$91,619	$76,602
Accrued liabilities	86,644	404,499
Deferred revenue	61,055	-
Total Current Liabilities	239,318	481,101

STOCKHOLDERS’ EQUITY
CAPITAL STOCK (Note 9)
AUTHORIZED
1,000,000,000 Common shares, $0.001(USD) per share par value
ISSUED
51,000,000 common shares (December 31, 2005 – 50,500,000)	63,000	62,416
Additional paid in capital	1,810,561	1,607,349
	1,873,561	1,669,765
DEFICIT	(1,487,420)	(1,224,101)
TOTAL STOCKHOLDERS’ EQUITY	386,141	445,664
	$625,459	$926,765
See accompanying notes

IV

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Canadian Funds)

March 31 2006 and December 31 2005

(Unaudited)

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Deficit	Total Stockholders’ Equity

Balance January 1, 2006 (Audited)	50,500,000	$62,416	$1,607,349	$(1,224,101)	$445,664
Issuance of Common shares (Note 9)	500,000	584	203,212		203,796
Net Loss for the period				(263,319)	(263,319)

Balance March 31, 2006	51,000,000	$63,000	$1,810,561	$(1,487,420)	$386,141

See accompanying notes

V

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Canadian Funds)

(Unaudited)

	For the Three Month Period Ended March 31, 2006	For the Three Month Period Ended March 31, 2005
REVENUE	$56,369	$47,209

COST OF GOODS SOLD	71,518	62,945

GROSS	(15,149)	(15,736)

EXPENSES
Selling, general and administrative	239,240	113,298

Amortization	8,930	3,620
	248,170	116,918

NET LOSS	(263,319)	(132,654)

LOSS PER SHARE (Note 8)	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 8)	50,661,111	49,000,000

See accompanying notes

VI

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

	For the Three Month Period Ended March 31 2006	For the Three Month Period Ended March 31, 2005
CASH FLOWS PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Loss for the period	$(263,319)	$(132,654)
Amortization	8,930	3,619
	(254,389)	(129,035)
Net change in non-cash operating assets and liabilities (Note 11)	(27,198)	(83,986)

	(281,587)	(213,021)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net	-	(12,870)
Additions to intangibles	(14,585)	-
	(14,585)	(12,870)

FINANCING ACTIVITIES
Proceeds from note payable	-	305,131
	-

CHANGE IN CASH AND CASH EQUIVALENTS	(296,172)	79,240
CASH AND CASH EQUIVALENTS, beginning of period	310,610	-

CASH AND CASH EQUIVALENTS, end of period	$14,438	$79,240
Supplemental information see Note 11
See accompanying notes

VII

LAMPERD LESS LETHAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 and MARCH 31, 2005

(Canadian Funds)

(Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
(a)

These condensed unaudited consolidated financial statements of Lamperd Less Lethal Inc. (referred to herein as “we”, “our”, “Lamperd” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report Form 10-KSB for the year ended December 31, 2005.

(b)	REVERSE ACQUISITION TRANSACTION

As described in Note 12, on April 14, 2005, the Company entered into a reverse acquisition with 1476246 Ontario Limited (“1476246”), a company incorporated pursuant to the laws of Ontario, Canada on November 22, 2001. These consolidated financial statements are a continuation of the operations of 1476246 and the comparative balance sheet and statement of operations presented in these financial statements are of 1476246.

(c)	GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that are applicable to a going concern, meaning that the company will be able to realize it assets and discharge it liabilities in the normal course of operations. Given the operating loss sustained in 2005 and in the three month period ended March 31, 2006 and the fact that the Company has not to the date of these condensed consolidated financial statements raised additional financing, the Company’s ability to realize its assets and discharge its liabilities depends on continued support from the shareholders raising additional debt or equity. The use of United States generally accepted accounting principles that are applicable to a going concern therefore, may not be appropriate because there is doubt that the Company can operate as a going concern. These condensed consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

(d)	DESCRIPTION OF BUSINESS

The Company is a developer and manufacturer of civil defense products that are designed as a less lethal alternative to conventional weapons. In addition, The Company also manufactures shields, service equipment, training gear and accessories primarily designed for use by military and law enforcement organizations. The Company also provides less lethal training to police, military and private sector security personnel. The Company was incorporated under the laws of the State of Nevada under the name "Sinewire Networks Inc." on October 4, 2001. On March 21, 2005, the Company changed its name to "Lamperd Less Lethal Inc." The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the National

VIII

Association of Securities Dealers Inc. (“NASD”) Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under the new stock symbol "LLLI".

2.	SIGNIFICANT ACCOUNTING POLICIES

For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and footnotes related thereto included in the Company’s annual report Form 10-KSB for the year ended December 31, 2005.

(a)	REVENUE RECOGNITION AND DEFERRED REVENUE

Revenue is recognized and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	The price to the buyer is fixed or determinable, and
•	Collectibility is reasonably assured.

Deferred revenue is recorded when customer deposits are received on future sales not meeting all the above criteria of revenue recognition

3.	INVENTORIES

 Consists of:

Descriptions	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
Raw material	$67,242	$72,431
Work in process	37,666	50,647
Finished goods	48,533	58,535
TOTAL	$153,441	$181,613

4.	PROPERTY, PLANT AND EQUIPMENT

	As at March 31, 2 0 0 6 (U n a u d i t e d)			As at December 31, 2005 (Audited)
Description	Cost	Accumulated. Amortization	Net Carrying Value	Net Carrying Value
Office Equipment	$ 22,575	$ 6,432	$ 16,143	$ 17,556
Manufacturing Equipment (i)	212,258	9,898	202,360	204,899
Protective & Demonstration Equipment	31,210	9,365	21,845	23,796
Computer Equipment	7,405	1,773	5,632	6,094
Leasehold Improvements	24,576	7,875	16,701	19,036
TOTAL	$ 298,024	$ 35,343	$ 262,681	$ 271,381

IX

(i) Included in manufacturing equipment is $98,223 related to equipment which was not put into commercial use as at March 31, 2006. Accordingly, no amortization has been recorded on this equipment in accordance with the Company’s accounting policy.

5.	INTANGIBLES

	March 31, 2 0 06 (U n a u d i t e d)			December 31, 2005 (Audited)
Description	Cost	Accumulated Amortization	Net Carrying Value	Net Carrying Value
Licenses	$ 22,121	$ 1,627	$ 20,494	$ 20,714
Trademarks	715	10	705	822
Patents	27,271	181	27,090	12,398
TOTAL	$ 50,107	$ 1,818	$ 48,289	$ 33,934

6.	SUBSEQUENT EVENT

The Company entered into a Geographic Exclusive Distributorship Agreement with Jeung Woo Industry Co. Ltd. in May 2006, to be become the distributor of LLLI products and services to South Korea, Morocco and Kenya markets for minimum annual sales of $600,000.

7.	FINANCIAL INSTRUMENTS

(a)	Credit Risk

The Company is engaged in the sale of less lethal products, other protective gear, and accessories typically to a small number of major customers, although the composition of this group of customers changes from year to year. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral.

(b)	Currency Risk

The Company is subject to currency risk through its activities in the United States of America. Unfavorable changes in the exchange rate may affect the operating results of the Company.

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at March 31, 2006.

(c)	Fair Value of Financial Assets and Liabilities

 The carrying amounts of the Company's financial assets and liabilities including cash and cash equivalents, accounts receivable, investment tax credit recoverable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

8.	LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the three months ended March 31, 2006 totaling 50,661,111 shares (March 31, 2005 – 49,000,000).

Diluted loss per share is not calculated as the effect would be anti-dilutive.

X

9.	CAPITAL STOCK

 Authorized:

1,000,000,000 voting common shares, par value US $0.001

Issued and outstanding common shares at March 31, 2006 - 51,000,000 (December 31, 2005 - 50,500,000)

On March 2, 2006, 500,000 common shares of the Company were issued for services rendered in 2005. The value of the total consideration was accrued as a liability and charged to stockholders’ equity at December 31, 2005 pending the stock issuance. When the shares were issue in 2006, capital stock was increased by $584, equivalent to the par value of the common shares, paid up capital was increased by $203,212 representing the remaining value based on the share value at March 2, 2006 and accrued liabilities were reduced.

On April 13, 2005 the company issued 1,500,000 units to an investor at a price of $1 per unit. Each unit consisted of one treasury common share of Lamperd and two common shares purchase warrants. The resulting 3 million warrants are exercisable at a price per share of US 1.25 for twelve months following April 14, 2005 and US $1.40 thereafter. No warrants were exercised in the quarter ended March 31, 2006.

10.	INCOME TAXES

At March 31 2006, the Company had cumulative net operating loss carry-forward of approximately $1,430,000 for the Canadian subsidiary and USD $92,000 in the United States. These amounts will expire in various years through 2016 and 2017 in Canada and 2021 through 2024 in the U.S. The related deferred tax assets have been completely offset by a valuation allowance. The company has no deferred tax liabilities.

11.	NET CHANGE IN NON-CASH OPERATING ASSETS AND LIABILITIES

Consists of:

	For the Three Month Period ended
	March 31, 2006 Unaudited	March 31 2005 Unaudited
Increase in accounts receivable	$(8,740)	$(12,211)
(Increase) decrease in inventories	28,172	(36,102)
Increase in sundry	(8,643)	(15,676)
Increase (decrease) in accounts payable	15,104	(33,795)
Increase (decrease) in accrued liabilities	(114,146)	13,798
Increase in deferred revenue	61,055	-
TOTAL	$(27,198)	$(83,986)

Non cash transaction

During the period ended March 31, 2006, the Company issued 500,000 common shares for $203,212 (Note 9).

XI

12.	REVERSE ACQUISITION OF LAMPERD LESS LETHAL INC. (formerly Sinewire Networks Inc.)

On April 14, 2005, the Company (formerly known as “Sinewire Networks Inc.”) entered into a reverse acquisition transaction (“transaction”) with privately held 1476246 Ontario Limited (“1476246”), an Ontario corporation. The transaction was effected pursuant to a Share Exchange Agreement dated March 18, 2005 (the “Agreement”). Prior to the reverse takeover transaction 1476246 issued 99,996,000 common shares for nominal consideration. In accordance with the Agreement the Company acquired all 100,000,000 issued and outstanding common stock of 1476246 in exchange for the issuance by the Company of 26,000,000 shares of common stock to the shareholders of 1476246. Under the agreement, one share of the Company was issued for every 3.8461538 common stock of 1476246. As a result, 1476246 legally became a wholly owned subsidiary of the Company and the former shareholders of 1476246 hold greater than 50% of the Company’s outstanding shares. Under the Agreement and as a result of the forward stock split, 44,516,000 outstanding common shares of the Company were exchanged for 222,580,000 common shares, 199,580,000 common shares of the Company were surrendered immediately for cancellation without consideration.

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

13.	RELATED PARTY TRANSACTIONS

During 2005 the Company entered into various transactions with related parties as disclosed in note 14.

As explained in Note 15, the Company entered into an asset purchase agreement with Pinetree Law Enforcement Products of Canada Limited (“Pinetree”) on January 1, 2005 to acquire certain assets of Pinetree in exchange for assumption of liabilities and note payable. At the time of the agreement, a Director and Vice President of the Company was owed $102,400 by Pinetree which was paid in full on April 22, 2005 when the Company retired the note payable. No amounts are owed to the related party at December 31, 2005.

A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company paid this corporation $2,424 in the first quarter ended March 31, 2006 for the manufacturing of various components, and purchases for the Company. At March 31, 2006, $2,967 is owed in this connection.

The company rents premises from a corporation controlled by a Director and Vice President of the Company. At March 31, 2006 $8, 988 is owed in this connection.

On April 23, 2005, the Company entered into separate consulting agreements with two Directors and Vice Presidents of the Company to provide services for a total of $3,000 each per month. By waiver, the directors voluntarily reduced the amounts to $2,000 per month each for January and February 2006 and NIL thereafter pending the commencement of future profitability and review by the Board.

XII

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
Subsequent to the above transaction, inventory worth $15,500 was written off in 2005.

XIII

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

Our Business

Our company is a developer and manufacturer of civil defense products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, our company also manufactures shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. Our company also provides less lethal training to police, military and private sector security personnel. Training is provided by our experienced military and police contractors in addition to trained civilian contractors which are retained as required by our company with permission from their respective agencies. The training programs offered by our company incorporate the most current less lethal techniques and equipment, including our own products.

XIV

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

It is our intention to expand into foreign markets by engaging in a series of geographically exclusive distributorship agreements with well established local companies as opportunities become available.

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

 Munitions

We manufacture five types of proprietary munitions used by the launchers. Each of the munitions is made in 20 gauge, 12 gauge, 37mm and 40mm sizes and the WASP Composite Round is also made in .50 caliber size. In addition, our munitions are compatible with other .50 caliber, 20 gauge, 12 gauge, 37mm and

XV

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

XVI

Results of Operations

Three months ended March 31, 2006 compared to the three month period ended March 31, 2005

Our company posted losses of $263,319 for the three months ended March 31, 2006 compared to losses of $132,654 for the three month period ended March 31, 2005 and losses since inception to March 31, 2006 of $1,362,987. The principal components of the losses were general, selling and administrative expenses.

Our operating expenses for the three months ended March 31, 2006 were $239,240 compared to $113,298 for the three month period ended March 31, 2005..

Liquidity and Capital Resources

From inception on October 4, 2001 to April 13, 2005 we were engaged as a start-up wireless internet service provider. Since April 14, 2005, we have been engaged in the business of developing and manufacturing of civil defence products that are designed as a less lethal alternative to conventional weapons. Our principal capital resources have been acquired through the issuance of common stock.

At March 31, 2006, we had a working capital surplus of $75,171 compared to working capital surplus of $445,664 at December 31, 2005.

At March 31, 2006, we had assets of $625,459, compared to our assets at December 31, 2005 of $926,765.

At March 31, 2006, our total liabilities were $239,318, compared to our liabilities of $481,101 as at December 31, 2005.

At March 31, 2006 we have cash and cash equivalents on hand of $14,438 compared to cash and cash equivalents on hand of $310,610 as at December 31, 2005.

Our company has no long-term debt as at March 31, 2006.

Going Concern

Our company has shown operating losses for the last five quarters since inception of $1,362,987. Management is anticipating that sales of launcher and ammunitions will increase in the next quarter with volume growing in the next two quarters. While we expect to have sufficient funds to operate until the end of fiscal 2006, the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Research and Development

Our company’s research and development efforts are focused on enhancing our less lethal products including: (i) periodic re-design of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for additional specialized applications; and (iii)

XVII

expansion and adoption of existing products to accommodate the requirements of customer needs. Research and development efforts are conducted in-house.

Contingent on additional financing, we plan to spend approximately $300,000 on research and development over the next twelve months.

Purchase or Sale of Equipment

Contingent on raising additional financing, we anticipate purchasing an investment casting machine for approximately $500,000 to increase capacity and reduce the cost of producing the launchers, as well as approximately $160,000 for automated filling machines to increase production capacity for munitions and one die cutting machine at a cost of approximately $20,000.

Personnel

As of March 31, 2006, we had 4 full-time employees and 2 part-time employees. Of those employees, none are covered by collective bargaining agreements.

Application Of Critical Accounting Policies

Our unaudited consolidated condensed financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as at March 31, 2006.

Payment related to share issue costs and capital stock

At December 31, 2005, the Company accrued $262,071 in the audited consolidated financial statements for costs related to financial advisory and business development services that were provided to the Company to secure financing in 2005. As satisfaction of this obligation, on March 2, 2006, the Company paid $58,275 and also issued 500,000 common shares of the Company valued at $ 203,796.

Risk Factors

In addition to other information in this current report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual

XVIII

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

Currently, we derive substantially all of our revenues from the sale of civil defense products and related products using less lethal alternatives to conventional weapons, including launchers and munitions. Such products are characterized and affected by rapid technological change, evolving industry standards and regulations and changing client preferences. Our success will depend, in significant part, upon our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. We expect new products and services to be developed and introduced by other companies that compete with our products and services. The proliferation of new and established companies offering less lethal alternative products may reduce demand for our particular products. There can be no assurance that we will be successful in responding to these or other technological changes, to evolving industry standards or regulations or to new products and services offered by our current and future competitors. In addition, we may not have access to sufficient capital for our research and development needs in order to develop new products and services.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends in part on our proprietary technology incorporated in our products. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we would not be able to compete as effectively. We consider our technologies invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect our technologies, and other intellectual property rights, which presently are based upon registered trade marks in addition to trade secrets, may not be

XIX

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

Our current and future international operations are and will be subject to various risks, including: foreign import controls (which may be arbitrarily imposed and enforced and which could interrupt our supplies or prohibit customers from purchasing our products); exchange rate fluctuations; the necessity of obtaining government approvals for both new and continuing operations; and legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that we are not familiar with. One component of our strategy is to expand our operations into selected international markets. Foreign countries in which we are actively marketing include the United States and we intend to commence marketing efforts in the United Kingdom in the near future. We, however, may be unable to execute our business model in this market or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market. As a result, we expect to experience higher costs as a percentage of any revenues that we may generate in the future in connection

XX

with the development and maintenance of international sales. In pursuing our international expansion strategy, we face several additional risks, including:

-foreign laws and regulations, which may vary country by country, that may impact how we conduct our business;

-higher costs of doing business in foreign countries;

-potential adverse tax consequences if taxing authorities in different jurisdictions worldwide disagree with our interpretation of various tax laws or our determinations as to the income and expenses attributable to specific jurisdictions, which could result in our paying additional taxes, interest and penalties;

-technological differences that vary by marketplace, which we may not be able to support;

-longer payment cycles and foreign currency fluctuations; and

-economic downturns.

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

Our WASP synthetic round is difficult and costly to manufacture, and our company may not be able to find other subcontractors who will supply our company with this component.

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

The products that we manufacture are typically used in applications and situations that involve a high level of risk of personal injury. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products,

XXI

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

XXII

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

In addition to the “penny stock” rules described above, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult

XXIII

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

XXIV

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

XXV

10.8

Voting Agreement dated March 1, 2005 between Barry Lamperd, D’Arcy Bell, Dominic DiCarlo, Bruce Strebinger, Mercer Investments Inc. and 1476246 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.9	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and Dominic DiCarlo (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.10	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and 1476232 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.11	Letter of Intent dated Mary 18, 2005 between Lamperd Less Lethal Inc. and Taylor’s & Co. Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 27, 2005).
10.12	Geographic Exclusive Commissioned Sales Agent Agreement dated as of August 2, 2005 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2005).
10.13	Exclusive Distributor Agreement dated September 30, 2005 between Lamperd Less Lethal Inc. and Laser Shot, Inc. (incorporated by reference from our Current Report on Form 8-K field on October 5, 2005).
14.	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on March 30, 2004).
31.	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jeffrey Kinsella.
32.	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jeffrey Kinsella.
*	Filed herewith.

XXVI

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.

By: /s/ Barry Lamperd

Barry Lamperd

President and Director

(Principal Executive Officer)

Date: June 5, 2006

By: /s/ Jeffrey Kinsella

Jeffrey Kinsella, Chief Financial Officer

(Principal Financing Officer and

Principal Accounting Officer)

Date: June 5, 2006

XXVII