Form 10QSB
period 2006-06-30
LAMPERD LESS LETHAL INC
filed 2006-08-15
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,000,000 common shares issued and outstanding as of August 8, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2006 includes all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

II

LAMPERD LESS LETHAL INC.

(Unaudited)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

III

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Canadian Funds)

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,758	$310,610
Accounts receivable	84,912	17,928
Inventories (Note 3)	159,774	181,613
Sundry	13,402	111,299
Total Current Assets	264,846	621,450

Property, Plant and Equipment (Note 4)	254,230	271,381
Intangibles (Note 5)	46,564	33,934
TOTAL ASSETS	$565,640	$926,765

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$391,804	$481,101
Note payable to shareholder	17,772
Deferred revenue	2,147	-

Total Current Liabilities	411,723	481,101
Contingencies and Commitments (Note 6)
STOCKHOLDERS’ EQUITY
COMMON STOCK (Note 9)
Authorized 1,000,000,000 Common shares, $0.001(USD) per share par value
Issued and outstanding 51,000,000 common shares at June 30, 2006 and 50,500,000 at December 31, 2005	63,000	62,416
Additional paid-in capital	1,810,561	1,607,349
Retained deficit	(1,719,644)	(1,224,101)
Total Stockholders’ Equity	153,917	445,664
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,640	$926,765
See accompanying notes to condensed consolidated financial statements

IV

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Canadian Funds)

(Unaudited)

	Number of Common Shares		Common Stock	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity

Balance, December 31, 2005	50,500,000		$62,416	$1,607,349	$(1,224,101)	$445,664
Issuance of Common shares (Note 9)	500,000		584	203,212		203,796
Net Loss for the quarter ended March 31, 2006					(263,319)	(263,319)

Balance, March 31, 2006	51,000,000		$63,000	$1,810,561	$(1,487,420)	$386,141
Net loss for the quarter ended June 30, 2006		$			(232,224)	(232,224)
Balance, June 30, 2006	51,000,000		63,0000000	1,810,561	(1,719,644)	153,917

See accompanying notes to condensed consolidated financial statements

V

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Canadian Funds)

(Unaudited)

	For the Three Month Period Ended June 30, 2006	For the Three Month Period Ended June 30, 2005	For the Six Month Period Ended June 30, 2006	For the Six Month Period Ended June 30, 2005
REVENUE	$141,084	$157,305	$197,453	$204,292
COST OF GOODS SOLD	102,304	171,749	173,822	229,971

GROSS MARGIN	38,780	(14,444)	23,631	(25,679)

EXPENSES
Selling, general and administrative	260,829	171,832	500,069	288,305
Research and development	-	21,537	-	21,537
Depreciation and amortization	10,175	10,183	19,105	14,128
	271,004	203,552	519,174	323,970

NET LOSS	$(232,224)	$(217,996)	$(495,543)	$(349,649)

LOSS PER SHARE (Note 8)	(0.01)	(0.00)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 8)	51,000,000	50,285,714	50,831,492	49,646,409

See accompanying notes to condensed consolidated financial statements

VI

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

	For the Six Month Period Ended June 30 2006	For the Six Month Period Ended June 30, 2005
CASH FLOWS PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Loss for the period	$(495,543)	$(349,649)
Depreciation and amortization	19,105	14,128
	(476,438)	(335,521)
Net change in non-cash operating assets and liabilities
Increase in accounts receivable	(66,984)	(19,828)
Decrease (increase) in inventories	21,839	(99,438)
Decrease (increase) in sundry	97,897	(100,484)
Increase (decrease) in accounts payable and accrued liabilities (Note 9)	114,499	53,778
Increase in deferred revenue	2,147	-
	169,398	(165,972)
Net cash used in operations	(307,040)	(501,493)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net	288	(258,250)
Additions to intangibles	(14,872)	(82,109)
Increase in short-term investments	-	(208,200)
Net cash used in investing activities	(14,584)	(548,559)
FINANCING ACTIVITIES
Proceeds from note payable to shareholder	17,772	340
Decrease in bank indebtedness	-	(964)
Proceeds from the issuance of common stock (Note 9)	-	1,853,263
Net cash provided by financing activities	17,772	1,852,639
CHANGE IN CASH AND CASH EQUIVALENTS	(303,852)	802,587
CASH AND CASH EQUIVALENTS, beginning of period	310,610	-
CASH AND CASH EQUIVALENTS, end of period	$6,758	$802,587

Cash paid for interest in the six month periods ended June 30, 2006 and June 30, 2005 was $4,867 and $3,190, respectively.

No cash was paid for income taxes in the six months ended June 30, 2006 and June 30, 2005.

Supplemental information for non-cash transactions see Note 9
See accompanying notes to condensed consolidated financial statements

VII

LAMPERD LESS LETHAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

(Canadian Funds)

(Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

(a)

These unaudited condensed consolidated financial statements of Lamperd Less Lethal Inc. (referred to herein as “we”, “our”, “Lamperd” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report Form 10-KSB for the year ended December 31, 2005.

Even though the Company is making strides forward with its business plan, it is likely that significant progress may not occur within the next four to six months. Accordingly, the Company may not realize significant revenue or become profitable within the next twelve months which would require additional financing to fund its long-term cash needs. The Company may be required to rely on debt financing, loans from related parties, and private placement of common stock for additional funding.

(b)	REVERSE ACQUISITION TRANSACTION

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

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that are applicable to a going concern, meaning that the company will be able to realize it assets and discharge it liabilities in the normal course of operations. Given the operating loss sustained in 2005 and in the six month period ended June 30, 2006 and the fact that the Company has not to the date of these condensed consolidated financial statements raised adequate additional financing, the Company’s ability to realize its assets and discharge its liabilities depends on continued support from the shareholders raising additional debt or equity. The use of United States generally accepted accounting principles that are applicable to a going concern therefore, may not be appropriate because there is doubt that the Company can

VIII

operate as a going concern. These condensed consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

(d)	DESCRIPTION OF BUSINESS

The Company is a developer and manufacturer of civil defense products that are designed as a less lethal alternative to conventional weapons. In addition, The Company also manufactures or acquires for resale shields, service equipment, training gear and accessories primarily designed for use by military and law enforcement organizations. The Company also provides less lethal training to police, military and private sector security personnel. The Company was incorporated under the laws of the State of Nevada under the name "Sinewire Networks Inc." on October 4, 2001. On March 21, 2005, the Company changed its name to "Lamperd Less Lethal Inc." The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the National Association of Securities Dealers Inc. (“NASD”) Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under the new stock symbol "LLLI".

2.	SIGNIFICANT ACCOUNTING POLICIES

For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and footnotes related thereto included in the Company’s annual report Form 10-KSB for the year ended December 31, 2005.

(a)	REVENUE RECOGNITION AND DEFERRED REVENUE
•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	The price to the buyer is fixed or determinable, and
•	Collectibility is reasonably assured.

Deferred revenue is recorded when customer deposits are received on future sales not meeting all the above criteria of revenue recognition.

(b)	RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

3.	INVENTORIES

Descriptions	June 30, 2006 (Unaudited)	December 31 2005 (Audited)
Raw Material	$63,582	$72,431
Work in process	36,815	50,647
Finished Goods	59,377	58,535
TOTAL	$159,774	$181,613

IX

4.	PROPERTY, PLANT AND EQUIPMENT

	June 30, 2006 (Unaudited)			December 31 2005 (Audited)
Description	Cost	Accumulated Depreciation	Net Carrying Value	Net Carry Value
Office Equipment	$22,575	$7,842	$14,733	$17,556
Manufacturing Equipment (i)	212,258	12,439	199,819	204,899
Protective & Demonstration Equipment	31,210	11,315	19,895	23,796
Computer Equipment	7,405	2,236	5,169	6,094
Leasehold Improvement	24,576	9,962	14,614	19,036
TOTAL	$298,024	$43,794	$254,230	$271,381

(i) Included in manufacturing equipment is $98,223 related to equipment which was not put into commercial use as at June 30, 2006. Accordingly, no depreciation had been recorded on this equipment in accordance with the Company’s accounting policy.

Depreciation expense for the three month period ended June 30, 2006 and June 30, 2005 was $8,474 and $9,858 respectively.

5.	INTANGIBLES

	June 30, 2006 (Unaudited)			December 31, 2005 (Audited)
Description	Cost	Accum. Amort	Net Carrying Value	Net Carrying Value
Licenses	$ 22,121	1,952	20,169	$ 20,714
Trademarks & Copyrights	715	46	669	822
Patents	27,271	1,545	25,726	12,398
TOTAL	$ 50,107	3,543	46,564	$ 33,934

Amortization expense for the three month period ended June 30, 2006 and June 30, 2005 was $1,725 and $325 respectively.

Future amortization expense applicable to the above intangibles is:

Remaining six months in fiscal 2006
2006 remainder	$ 1,962
2007	$ 3,924
2008	$ 3,924
2009	$ 3,924
2010	$ 3,924
Thereafter	$28,906

X

6.	FINANCIAL INSTRUMENTS

(a) Credit Risk

The Company is engaged in the sale of less lethal products, other protective gear, and accessories typically to a small number of major customers, although the composition of this group of customers changes from year to year. The Company performs ongoing credit evaluation of its customers' financial condition and therefore, generally, requires no collateral.

(b) Currency Risk

The Company is subject to currency risk through its activities in the United States of America. Unfavorable changes in the exchange rate may affect the operating results of the Company.

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at June 30, 2006.

(c) Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company's financial assets and liabilities including cash and cash equivalents, accounts receivable, investment tax credit recoverable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

8.	LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the three months ended June 30, 2006 June 30, 2005 totaling 51,000,000 50,285,714 shares respectively and for six months ended June 30, 2006 and June 30, 2005 totaling 50,831,492 and 49,646,409 respectively and is rounded to the nearest $.01.

Diluted loss per share is not calculated as the effect would be anti-dilutive.

9.	COMMON STOCK AND SUBSEQUENT EVENT

On April 13, 2005 the Company issued 1,500,000 units to an investor at a price of $1 per unit. Each unit consisted of one treasury common share of Lamperd and two common shares purchase warrants. The resulting 3 million warrants are exercisable at a price per share of US 1.25 for twelve months following April 14, 2005 and US $1.40 thereafter. No warrants have been exercised to date.

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

XI

PRIVATE PLACEMENT OF COMMON STOCK

On July 14, 2006 the Company issued 1,000,000 common shares to an investor and its affiliates at a price of $.06 USD per share in a private placement offering. Total consideration received was $60,000 USD.

10.	INCOME TAXES

At June 30, 2006, the Company had a cumulative net operating loss carry-forward of approximately $1,652,000 for the Canadian subsidiary and $92,000 for the United States parent company. These amounts will expire in various years through 2016 and 2017 in Canada and 2021 through 2025 in the United States. The related deferred tax assets have been completely offset by a valuation allowance. The company has no deferred tax liabilities.

11.	RELATED PARTY TRANSACTIONS

A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company paid this company $58,196 in the six month period ended June 30, 2006 for the manufacturing of various components and purchases for the Company.

The company rents premises from a corporation controlled by its Vice President and Director. For the three months ended June 30, 2006 and 2005 of $22,200 and $22,200 and six month ended June 30, 2006 and June 30, 2005 of $44,400 and $44,400 respectively.

On April 23, 2005, the Company entered into separate consulting agreements with two Directors and Vice Presidents of the Company to provide services for a total of $3,000 each per month. By waiver, the directors voluntarily reduced the amounts to $2,000 per month each for January and February 2006 and none thereafter pending future profitability and review by the Board.

12:	COMMITMENTS AND CONTINGENCIES

Because of the nature of our products we anticipate that we will be subject to various lawsuits and claims with respect to product liability, litigation in the future. Our ability to defend the Company in the event of such litigation will depend upon the then existing resources. During the second quarter of 2006 we cancelled our product liability insurance. This will greatly diminish our ability to meet any product liability obligation. Management can not make assurances that the Company’s resources will be adequate to cover pending and future product liability occurrences, cases or claims, in the aggregate, or that such a material adverse effect upon the Company’s financial condition, results of operations or cash flows will not result therefrom.

XII

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

Our financial statements are stated in Canadian dollars (CDN$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.

As used in this quarterly report, the terms "we", "us", "our company", and "Lamperd" mean Lamperd Less Lethal Inc., unless otherwise indicated. All dollar amounts refer to Canadian dollars unless otherwise indicated.

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

Our Business

Our company is a developer, manufacturer and reseller of civil defense products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, our company also resells and manufactures shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. Our company also provides less lethal training to police, military and private sector security personnel. Training is provided by our experienced military and police contractors in addition to trained civilian contractors which are retained as required by our company with permission from their respective agencies. The training programs offered by our company incorporate the most current less lethal techniques and equipment, including our own products.

XIII

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

It is our intention to expand into other foreign markets by engaging in a series of geographically exclusive distributorship agreements with well established local companies as opportunities become available.

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

 Munitions

We manufacture five types of proprietary munitions used by the launchers. Each of the munitions is made in 20 gauge, 12 gauge, 37mm and 40mm sizes and the WASP Composite Round is also made in .50 caliber size. In addition, our munitions are compatible with other .50 caliber, 20 gauge, 12 gauge, 37mm and

XIV

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

XV

Results of Operations

Six months ended June 30, 2006 compared to the six month period ended June 30, 2005

Our company posted losses of $495,543 for the six months ended June 30, 2006 compared to losses of $349,649 for the six month period ended June 30, 2005. The principal components of the losses were general, selling and administrative expenses of $500,069 for the six months ended June 30, 2006 and $288,305 for the six months ended June 30, 2005.

Our operating expenses for the six months ended June 30, 2006 were $500,069 compared to $309,842 for the six month period ended June 30, 2005.

Three months ended June 30, 2006 compared to the three month period ended June 30, 2005

Our company posted losses of $232,224 for the three months ended June 30, 2006 compared to losses of $217,996 for the three month period ended June 30, 2005. The principal components of the losses were general, selling and administrative expenses of $260,829 for the three months ended June 30, 2006 and $171,832 for the three months ended June 30, 2005.

Our operating expenses for the three months ended June 30, 2006 were $260,829 compared to $193,369 for the three month period ended June 30, 2005.

Our gross margin for the three months ended June 30, 2006 was $38,780 compared to loss of $14,444 for the three months ended June 30,2 005. The increase in our gross margin for the current quarter as compared to the same period in 2005 and first quarter 2006 resulted from a resale of goods which carried lower costs than internally produced items. This sale also gave rise to an $18,000 increase in commissions, contained with the selling, general and administrative expenses.

In addition to the above, selling, general and administrative expenses increased for the current three month and six month periods as compared to the same periods in 2005. Increases are mainly attributable to increased costs for product liability insurance, which was subsequently cancelled as described above, and professional fees, both legal and accounting.

Liquidity and Capital Resources

From inception on October 4, 2001 to April 13, 2005 we were engaged as a start-up wireless internet service provider. Since April 14, 2005, we have been engaged in the business of developing and manufacturing of civil defense products that are designed as a less lethal alternative to conventional weapons. Our principal capital resources have been acquired through the issuance of common stock.

Accounts receivable increased substantially as of June 30, 2006 as compared to December 31, 2005. The increase was the result of a sizeable sale recorded near the end of the second quarter 2006.

Sundry assets decreased substantially as June 30, 2006 as compared to December 31, 2005. The majority of this decline is the result of the Company’s receipt of refundable tax.

At June 30, 2006, we had working capital deficiency of $146,877

Finalizing major contracts with customers remains our greatest challenge. We must continue to obtain funding to operate and expand our operations so that we can deliver our products to the market. Management believes that even though we are making positive strides forward with our business plan, it is likely that significant progress may not occur for the next four to six months. Accordingly, we cannot guarantee that we will realize significant revenues or we will become profitable within the next twelve months.

XVI

Going Concern

Our company has shown losses for the last six quarters since inception. Management is anticipating that sales of launcher and ammunitions will increase in the next quarter with volume growing in the next two quarters. While we expect to have sufficient funds to operate until the end of fiscal 2006, the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Contingent on obtaining the required financing, we plan to spend approximately $300,000 on research and development over the next twelve months.

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

Personnel

As of June 30, 2006, we had 3 full-time employees and 1 part-time employee. Of those employees, none are covered by collective bargaining agreements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

XVII

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2006.

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

XVIII

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

XIX

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

XX

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

The products that we manufacture are typically used in applications and situations that involve a high level of risk of personal injury. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. Given this potential risk of injury, proper maintenance of our products is critical. Our products consist of less lethal products such as launchers, munitions, pepper sprays and distraction devices. The manufacture and sale of less-lethal products may be the subject of product liability claims arising from the design, manufacture or sale of such goods. If these claims are decided against our company and we are founds liable, we may be required to pay substantial damages and our insurance costs, if any, may increase significantly as a result. Also, a significant or extended lawsuit could also divert significant amounts of management’s time and energy. We cannot assure you that our insurance coverage, if any, would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that this or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations. Due to minimal revenue and lack of cash flow we cancelled the product liability insurance policy.

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

XXI

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

XXII

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

XXIII

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 14, 2006 we agreed to issue 1,000,000 common shares to an investor at a price of US$0.06 per share. Total consideration received was US$60,000 that was used to pay for operating expenses.

The securities will be issued pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act to the investor who is an “accredited investor ” within the respective meanings ascribed to that term in Rule 501(a) under the 1933 Act. No advertising or general solicitation was employed in offering the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

XXIV

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

XXV

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

Date: August 14, 2006

By: /s / Jeffrey Kinsella

Jeffrey Kinsella, Chief Financial Officer

(Principal Financing Officer and

Principal Accounting Officer)

Date: August 14, 2006

XXVII