Form 10QSB
period 2006-09-30
LAMPERD LESS LETHAL INC
filed 2006-11-16
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]     No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,000,000 common shares issued and outstanding as of November 10, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2006 includes all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

LAMPERD LESS LETHAL INC.

(Unaudited)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Canadian Funds)

ASSETS	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Current Assets
Cash and cash equivalents	$ 13,471	$ 310,610
Accounts receivable	55,248	17,928
Inventories (Note 3)	139,677	181,613
Sundry	17,758	111,299
Total Current Assets	226,154	621,450

Property, Plant and Equipment (Note 4)	248,792	271,381
Intangibles (Note 5)	44,839	33,934
TOTAL ASSETS	$ 519,785	$ 926,765

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 447,845	$ 481,101
Due to shareholders (Note 10)	23,992	-
Deferred revenue	4,604	-

Total Current Liabilities	476,441	481,101
CONTINGENCIES AND COMMITMENTS (Note 11)
STOCKHOLDERS’ EQUITY
Common Stock (Note 8)
Authorized 1,000,000,000 common shares, $0.001(USD) per share par value
Issued and outstanding 52,000,000 common shares at September 30, 2006 and 50,500,000 at December 31, 2005	64,100	62,416
Additional paid - in capital	1,877,393	1,607,349
Retained Deficit	(1,898,149)	(1,224,101)
Total Stockholders’ Equity	43,344	445,664
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 519,785	$ 926,765

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Canadian Funds)

(Unaudited)

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity

Balance December 31, 2005	50,500,000	$62,416	$1,607,349	$(1,224,101)	$445,664
Issuance of common shares (Note 8)	500,000	584	203,212		203,796
Net loss for the quarter ended March 31, 2006				(263,319)	(263,319)

Balance March 31, 2006	51,000,000	$63,000	$1,810,561	$(1,487,420)	$386,141
Net loss for the quarter ended June 30, 2006				(232,224)	(232,224)
Balance June 30, 2006	51,000,000	$63,000	$1,810,561	$(1,719,644)	$153,917
Issuance of common shares (Note 8)	1,000,000	1,100	66,832		67,932
Net loss for the quarter ended September 30, 2006				(178,505)	(178,505)
Balance September 30, 2006	52,000,000	$64,100	$1,877,393	$(1,898,149)	$43,344

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Canadian Funds)

(Unaudited)

	For the Three Month Period Ended Sept. 30, 2006	For the Three Month Period Ended Sept. 30, 2005	For the Nine Month Period Ended Sept. 30, 2006	For the Nine Month Period Ended Sept. 30, 2005
REVENUE	$ 109,250	$ 41,398	$ 306,703	$ 3245,690
COST OF GOODS SOLD	83,263	30,315	257,085	260,286

GROSS MARGIN	25,978	11,083	49,618	(14,596)

EXPENSES
Selling, general and administrative	189,924	343,993	689,993	632,298
Research and development	4,273	29,166	4,273	50,703
Depreciation and amortization	10,295	10,658	29,400	24,786
TOTAL EXPENSES	204,492	383,817	723,666	707,787

NET LOSS	$ (178,505)	$ (372,734)	$ (674,048)	$ (722,383)

LOSS PER SHARE (Note 7)	(0.00)	(0.01)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 7)	51,184,783	50,500,000	50,950,549	49,934,066

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

	For the Nine Month Period Ended September 30, 2006	For the Nine Month Period Ended September 30, 2005
CASH FLOWS PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net loss for the period	$ (674,048)	$ (722,383)
Depreciation and amortization	29,400	24,786
Net change in non-cash operating assets and liabilities
Increase in accounts receivable	(37,320)	(13,470)
Decrease (increase) in inventories	41,936	(173,660)
Decrease (increase) in sundry	93,541	(97,979)
Increase in accounts payable and accrued liabilities	170,540	62,359
Increase in deferred revenue	4,604	-
	273,331	(222,750)
Net cash used in operating activities	(371,347)	(920,347)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net	(2,844)	(276,432)
Additions to intangibles	(14,872)	(81,133)
Increase in short-term investments	-	(109,400)
Net cash used in investing activities	(17,716)	(466,965)
FINANCING ACTIVITIES
Proceeds from notes payable - shareholders	23,992	340
Decrease in bank indebtedness	-	(964)
Proceeds of private placement	-	18,342
Proceeds from issuance of common stock	67,932	1,853,263
Net cash provided by financing activities	91,924	1,870,981
CHANGE IN CASH AND CASH EQUIVALENTS	(297,139)	483,669
CASH AND CASH EQUIVALENTS, beginning of period	310,610	-

CASH AND CASH EQUIVALENTS, end of period	$ 13,471	$ 483,669

Cash paid for interest in the nine month period ended September 30, 2006 and September 30, 2005 was $ 5,740 and $4,895 respectively

No cash was paid for income taxes in the nine months ended September 30, 2006 and 2005

See Note 8 for supplemental information for non-cash transactions

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

(Canadian Funds)

(Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

(a)

These unaudited condensed consolidated financial statements of Lamperd Less Lethal Inc. (referred to herein as “LLLI”, “we”, “our”, “Lamperd” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report Form 10-KSB for the year ended December 31, 2005.

Even though the Company is moving forward with its business plan, it is likely that significant progress may not occur within the next four to six months. Accordingly, the Company may not realize significant revenue or become profitable within the next twelve months, which would require additional financing to fund its long-term cash needs. The Company may be required to rely on debt financing, loans from related parties, and private placement of common stock for additional financing.

(b)	REVERSE ACQUISITION TRANSACTION

On April 14, 2005, the Company entered into a reverse acquisition with 1476246 Ontario Limited (“1476246”), a company incorporated pursuant to the laws of Ontario, Canada on November 22, 2001. These consolidated financial statements are a continuation of the operations of 1476246 and the comparative balance sheet and statements of operations presented in these financial statements are of 1476246.

(c)	GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that are applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. Given the operating loss sustained in 2005 and in the nine month period ended September 30, 2006 and the fact that the Company has not to the date of these condensed consolidated financial statements raised adequate additional financing, the Company’s ability to realize its assets and discharge its liabilities depends on continued support from the shareholders raising additional debt or equity. The use of United States generally accepted accounting principles that are applicable to a going concern therefore, may not be appropriate because there is doubt that the Company can operate as a going concern. These condensed consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

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

(a)	REVENUE RECOGNITION AND DEFERRED REVENUE
•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	The price to the buyer is fixed or determinable, and
•	Collectibility is reasonably assured.

Deferred revenue is recorded when customer deposits are received on future sales not meeting all the above criteria of revenue recognition.

REVENUE RECOGNITION AND DEFERRED REVENUE

(b)	RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

3.	INVENTORIES

Descriptions	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Raw Material	$64,252	$72,431
Work in process	32,211	50,647
Finished Goods	43,214	58,535
TOTAL	$139,677	$181,613

4.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2006 (Unaudited)	September 30, 2006 (Unaudited)	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Description	Cost	Accumulated Depreciation	Net Carrying Value	Net Carrying Value
Office Equipment	$23,547	$9,315	$14,232	$17,556
Manufacturing Equipment (i)	212,258	14,979	197,279	204,899
Protective & Demonstration Equipment	31,210	13,266	17,944	23,796
Computer Equipment	9,565	2,833	6,732	6,094
Leasehold Improvement	24,576	11,971	12,605	19,036
TOTAL	$301,156	$52,364	$248,792	$271,381

(i)

Included in manufacturing equipment is $110,657 related to equipment which was not put into commercial use by September 30, 2006. Accordingly, no depreciation has been recorded on this equipment in accordance with the Company’s accounting policy.

Depreciation expense for the 3 month period ended September 30, 2006 and September 30, 2005 was $8,570 and $9,658, respectively.

Depreciation expense for the nine month period ended September 30, 2006 and September 30, 2005 was $25,540 and $23,810, respectively.

5.	INTANGIBLES
		September 30, 2006 (Unaudited)	September 30, 2006 (Unaudited)	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
	Description	Cost	Accum. Amort	Net Carrying Value	Net Carrying Value
	Licenses	$ 22,121	$ 2,277	$ 19,844	$ 20,714
	Trademarks & Copyrights	715	82	633	822
	Patents	27,271	2,909	24,362	12,398
	TOTAL	$ 50,107	$ 5,268	$ 44,839	$ 33,934

Amortization expense for the 3 month period ended September 30, 2006 and September 30, 2005 was $1,725 and $1,000, respectively.

Amortization expense for the nine month period ended September 30, 2006 and September 30, 2005 was $3,860 and $976, respectively.

Future amortization expense applicable to the above intangibles is:

2006 remainder	$ 1,725
2007	$ 6,899
2008	$ 6,899
2009	$ 6,899
2010	$ 6,899
Thereafter	$ 15,518

6.	FINANCIAL INSTRUMENTS

(a) Credit Risk

The Company has sold to a small number of customers, which represent the majority of our sales. The Company performs ongoing credit evaluation of its customers' financial condition and therefore, generally, requires no collateral.

(b) Currency Risk

The Company is subject to currency risk through its activities in the United States of America. Unfavorable changes in the exchange rate may affect the operating results of the Company.

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, depending upon the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at September 30, 2006.

(c) Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company's financial assets and liabilities including cash and cash equivalents, accounts receivable, investment tax credit recoverable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

7.	LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the nine months ended September 30, 2006 and 2005 and for the three months ended September 30, 2006 and 2005. (See Condensed Consolidated Statements of Operations)

Diluted loss per share is not calculated as the effect would be non-dilutive.

8.	COMMON STOCK

Authorized - 1,000,000,000 voting common shares, par value US $0.001

Issued and outstanding common shares at September 30, 2006 – 52,000,000 (December 31, 2005 – 50,500,000)

On April 13, 2005 the Company issued 1,500,000 units to an investor at a price of $1 per unit. Each unit consisted of one treasury common share of Lamperd and two common shares purchase warrants. The resulting 3 million warrants are exercisable at a price per share of US $1.25 for twelve months following

April 14, 2005 and US $1.40 thereafter. No warrants were exercised in the quarter ended September 30, 2006.

On March 2, 2006, 500,000 common shares of the Company were issued for services rendered in 2005. The value of the total consideration was accrued as a liability and charged to stockholders’ equity at December 31, 2005 pending the stock issuance. When the shares were issued in 2006, capital stock was increased by $584, equivalent to the par value of the common shares, paid in capital was increased by $203,212 representing the remaining value based on the share value at March 2, 2006 and accrued liabilities were reduced.

On September 14, 2006 the Company issued 1,000,000 common shares to an investor and its affiliates at a price of $.06 USD per share in a private placement offering. Total consideration received was

$67,932.

9.	INCOME TAXES

At September 30, 2006, the Company had cumulative net operating loss carry-forward of approximately $1.8 million for the Canadian subsidiary and $92,000 for the United States parent company. These amounts will expire in various years through 2016 and 2017 in Canada and 2021 through 2025 in the United States. The related deferred tax assets have been completely offset by a valuation allowance. The company has no deferred tax liabilities.

10.	RELATED PARTY TRANSACTIONS

A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company paid this corporation $58,196 in the nine month period ended September 30, 2006 for the manufacturing of various components, and purchases for the Company. At September 30, 2006 $2,967 was owed in this connection.

On April 23, 2005, the Company entered into separate consulting agreements with two Directors and Vice Presidents of the Company to provide services for a total of $3,000 each per month. By waiver, the directors voluntarily reduced the amounts to $2,000 per month each for January and February 2006 and none thereafter pending the commencement of future profitability and review by the Board. At September 30, 2006 nil is owed in this connection.

The Company rents premises from a corporation controlled by its Vice President and Director. It paid rent for the three months ended September 30, 2006 and 2005 of $28,600 and $22,000 and for the nine months ended September 30, 2006 and September 30, 2005 of $66,600 and $66,000, respectively. At September 30, 2006 $62,052 is owed in this connection.

The Company owes Directors and shareholders for advances and unpaid payroll totaling $23,992 at September 30, 2006 (nil at September 30, 2005).

11.	CONTINGENCIES AND COMMITMENTS

Because of the nature of the Company’s products, it is possible that the Company could be subject to lawsuits and claims with respect to product liability litigation in the future. The Company’s ability to defend itself in the event of such litigation will depend upon the existing resources at that time. During the second quarter of 2006 the Company cancelled its product liability insurance coverage for cost considerations. The Company cannot make assurances that resources will be available in the foreseeable future to reinstate product liability insurance coverage or failing that, that adequate resources will be available to cover any potential product liability litigation or claims, should any arise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

The financial statements are stated in Canadian dollars (CDN$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Business

Our company is a developer and manufacturer and reseller of civil defense products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, our company resells and manufactures shields, service equipment, training gear and accessories. These products are primarily designed for use by military and law enforcement organizations. Our company also provides less lethal training to police, military and private sector security personnel. Training is provided by our experienced military and police contractors in addition to trained civilian contractors, which are retained as required by our company with permission from their respective agencies. The training programs offered by our company incorporate the most current less lethal techniques and equipment, including our own products.

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

Our market is primarily compromised of military forces and law enforcement organization in Canada and the United States. In Canada, our products are primarily sold to distributors who distribute its products to end users on an exclusive basis. We have been granted a Canadian Business Firearms License, which allows the company to manufacture, repair, store, import, export and sell its proprietary products.

Our products are sold in the United States through a network of distributors. Our munitions have been approved by the Joint Less-Lethal Weapons program in the United States. The program was established in order to provide certain personnel with a variety of non-lethal weapons products. In furtherance of the marketing and sales of our products, we have been assigned a NATO Commercial and Government Entity Code, which enables us to sell military supplies to NATO member countries.

It is our intention to expand into foreign markets by engaging in a series of geographically exclusive distributorship agreements with well established local companies as opportunities become available.

Our Products

Launchers

We have developed four proprietary projectile launchers. Each of the launchers is compatible with our line of proprietary less lethal munitions, including the WASP composite rounds, sock rounds, training rounds, distractionary rounds and liquid incapacitant rounds. The three launchers fire 5 rounds. The ability of an operator to fire more than a single round provides greater security in hostile situations.

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

Munitions

We manufacture five types of proprietary munitions used by the launchers. Each of the munitions is made in 20 gauge, 12 gauge, 37mm and 40mm sizes and the WASP Composite Round is also made in .500 caliber size. In addition, our munitions are compatible with other .500 caliber, 20 gauge, 12 gauge, 37mm and 40mm conventional weapons delivery systems. The munitions are designed to ensure the safety of the operator and incapacitate rather than kill an opponent.

WASP Composite Rounds

The WASP round is our most technologically advanced product. The round consists of a projectile made from a rubber composite material that does not harden in colder climates and possesses energy dissipation attributes, resulting in a safer and more accurate projectile. The composite material allows it to be used in temperatures ranging from minus 50 degrees Celsius to 100 degrees Celsius. The chemical composition of the projectile dissipates energy upon impact, thus inflicting a level of force that is sufficient to temporarily incapacitate, but not kill the intended opponent. The projectile is patent pending in Canada and the United States. The projectile was developed in partnership with the University of Western Ontario. The University of Western Ontario granted us an exclusive world-wide license to the technology pursuant to a license agreement dated January 30, 2005. The license agreement is effective for the term the patent rights are protected, subject to certain conditions. In consideration for the grant of license, we’ve agreed to pay all out-of-pocket expenses incurred by the University of Western Ontario, assume responsibility for future patent prosecution and rights and pay the University a royalty commencing on April 1, 2006 of three percent of revenue directly attributable to the projectile. The royalty is subject to minimum royalty obligations of $5,000 per year for each of the second and third years following the entry into the license agreement, $10,000 per year for the fourth to sixth years, and $20,000 thereafter.

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

Results of Operations

Nine months ended September 30, 2006 compared to the nine month period ended September 30, 2005

Our company posted losses of $674,048 for the nine months ended September 30, 2006 compared to a loss of $722,383 for the nine month period ended September 30, 2005. During the same period, gross margins increased to $49,618 from ($14,596) as a result of higher total sales and higher selling prices as well as higher total of ammunition products at higher gross margins. The principal components of the losses were general, selling and administrative expenses of $689,993 for 2006 and $632,298 for 2005. The reasons for the increase in general, selling and administrative expenses in 2006 were increased insurance and payroll expenses.

Total expenses for the nine months ended September 30, 2006 were $723,666 compared to $707,787 for the nine month period ended September 30, 2005 which reflect the increase discussed above and also a decrease of $46,430 in research and development expenses.

Three months ended September 30, 2006 compared to the three month period ended September 30, 2005

Our company posted a loss of $178,505 for the three months ended September 30, 2006 compared to a loss of $372,734 for the three month period ended September 30, 2005. During this period gross margins increased to $25,978 from $11,083 as a result of higher total sales of ammunition products at higher gross margins.

The principal components of the losses were general, selling and administrative expenses of $189,924 for 2006 and $343,993 for 2005. The significant reasons for the decrease in these expenses year over year is the reduction in professional and consulting fees and the reduction in insurance expense.

Total expenses for the three month period ended September 30, 2006 were $204,492 compared to $383,817 for three months ended September 30, 2005 reflecting a decrease in research and development expenses in addition to that mentioned above.

Liquidity and Capital Resources

We must continue to obtain funding to operate and expand our operations so that we can deliver our products to the market. In order to fund our operations, the principal capital resources have come from the issuance of common stock. It is anticipated that future capital resources will come from the issuance of common stock and loans from directors, officers and/or existing shareholders.

At September 30, 2006, trade accounts receivable increased $37,320 when compared to December 31, 2005. The increase was the result of an increase in sales in the quarter ended September 30, 2006 versus the quarter ended December 31, 2005.

Sundry assets decreased substantially at September 30, 2006 as compared to December 31, 2005. The majority of this decline was the result of the receipt of a refundable tax.

At September 30, 2006, we had working capital deficiency of $250,287 versus working capital surplus of $140,349 at December 31, 2005 as a result of operating losses incurred year to date September 30, 2006.

At September 30, 2006, our company's total assets of $519,785 consisted of cash and cash equivalents $13,471, accounts receivable $55,248, inventory $139,677, sundry $17,758, property, plant and equipment $248,792 and intangibles of $44,839.

At September 30, 2006, our company's total liabilities were $476,441 compared to $481,101 at December 31, 2005

Our company had no long-term debt as at September 30, 2006 or December 31, 2005.

Going Concern

Our company has shown losses for the last seven quarters (since inception). Management is anticipating that sales of launcher and ammunitions will increase in the next quarter with volume growing in the next two quarters. While we expect to have sufficient funds to operate until the end of fiscal year 2006, the continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Purchase or Sale of Equipment

Subsequent to September 30, 2006, the company purchased one die cutting machine at a cost of approximately $4,500.

Contingent on raising additional financing, we anticipate purchasing an investment casting machine for approximately $500,000 to increase capacity and reduce the cost of producing the launchers, as well as approximately $160,000 for automated filling machines to increase production capacity for munitions.

Personnel

As of September 30, 2006, we had 8 full-time employees. Of those employees, none are covered by collective bargaining agreements.

Application of Critical Accounting Policies

Our unaudited condensed consolidated financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as at September 30, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 14, 2006 the Company issued 1,000,000 common shares to an investor at a price of $.06 USD per share. Total consideration received was $60,000 USD that was used to pay for operating expenses.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

3.	Articles of Incorporation and By-laws:
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002.
3.2	Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on January 31, 2005. (incorporated by reference from our Current Report on Form 8-K, filed on February 1, 2005).
3.5	Certificate of Amendment filed with the Nevada Secretary of State on March 21, 2005 (incorporated by reference from our Current Report on Form 8-K, filed on March 31, 2005).

10	Material Contracts
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

10.7	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and Dominic Dicarlo (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.8	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and 1476232 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.9	Letter of Intent dated Mary 18, 2005 between Lamperd Less Lethal Inc. and Taylor’s & Co. Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 27, 2005).
10.10	Geographic Exclusive Commissioned Sales Agent Agreement dated as of August 2, 2005 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2005).
10.11	Exclusive Distributor Agreement dated September 30, 2005 between Lamperd Less Lethal Inc. and Laser Shot, Inc. (incorporated by reference from our Current Report on Form 8-K field on October 5, 2005).
14.	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on March 30, 2004).

31.	302 Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jeff Kinsella
32.	906 Certification
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.
32.2	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Jeff Kinsella

 Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.

By:/s/ Barry Lamperd______________________________________

Barry Lamperd

President and Director

(Principal Executive Officer)

Date: November 14 2006

By: /s/ Jeffrey Kinsella

Jeffrey Kinsella, Chief Financial Officer

(Principal Financing Officer and

Principal Accounting Officer)

Date: November 14, 2006