Form 10QSB/A
period 2006-09-30
LAMPERD LESS LETHAL INC
filed 2006-12-13
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Canadian Funds)

(Unaudited)

	For the Three Month Period Ended Sept. 30, 2006	For the Three Month Period Ended Sept. 30, 2005	For the Nine Month Period Ended Sept. 30, 2006	For the Nine Month Period Ended Sept. 30, 2005
REVENUE	$ 109,250	$ 41,398	$ 306,703	$ 245,690
COST OF GOODS SOLD	83,263	30,315	257,085	260,286

GROSS MARGIN	25,978	11,083	49,618	(14,596)

EXPENSES
Selling, general and administrative	189,924	343,993	689,993	632,298
Research and development	4,273	29,166	4,273	50,703
Depreciation and amortization	10,295	10,658	29,400	24,786
TOTAL EXPENSES	204,492	383,817	723,666	707,787

NET LOSS	$ (178,505)	$ (372,734)	$ (674,048)	$ (722,383)

LOSS PER SHARE (Note 7)	(0.00)	(0.01)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 7)	51,184,783	50,500,000	50,950,549	49,934,066

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

Date: December 12, 2006

By: /s/ Jeffrey Kinsella

Jeffrey Kinsella, Chief Financial Officer

(Principal Financing Officer and

Principal Accounting Officer)

Date: December 12, 2006