Form 10KSB
period 2006-12-31
LAMPERD LESS LETHAL INC
filed 2007-04-17
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-50011

LAMPERD LESS LETHAL INC.
(Name of small business issuer in its charter)

Nevada	98-0358040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Michener Road, Sarnia, Ontario Canada	N7S 4B1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  519-344-4445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001USD
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

Issuer's revenues for its most recent fiscal year ended December 31, 2006 is $368,747.

Issuer’s aggregate market value of the voting common equity held by non-affiliates at March 31, 2007 was:

38,415,500 common shares @ $0.11(1) = USD$4,225,705

(1) Average of bid and ask closing prices on March 31, 2007.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

53,820,158 common shares issued and outstanding as of March 31, 2007.

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

The launchers consist of a hand held model called the Defender I, a longer version called the Defender II, a “revolving shotgun” launcher called the RSG-20, Homeland Defender 2 shot, and the Military Peace Keeper, or MPK version, that combines lethal and less lethal technologies in one launcher. The launchers fire 5 rounds except for our new product the Homeland Defender which fires 2 rounds. The five types of munitions developed for use by the launchers, as well as certain conventional weapons, consist of sock rounds, WASP synthetic rounds, distractionary rounds, liquid incapacitant rounds, and training rounds.

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

Our Products

Launchers

We have developed five proprietary projectile launchers. Each of the launchers is compatible with our line of proprietary less lethal munitions including the WASP composite rounds, sock rounds, training rounds, distractionary rounds and liquid incapacitant rounds. Four launchers fire 5 rounds and one launcher fires 2 rounds. The ability of an operator to fire more than a single round provides greater security in hostile situations.

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

5.	Homeland Defender: The Homeland Defender is our 2 shot launcher. This launcher is light weight and small enough to be carried as second weapon.

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

Additional Products

We manufacture and distribute products in addition to launchers and munitions, including the Specialized Mobil Armed Robot Technology System or SMART System which combines the Defender launcher technology with an integrated human-robot interface control platform. The SMART System is designed to deliver less lethal, lethal and chemical weapon systems. Communication is facilitated by a 360 degree camera and a proprietary sighting system mounted to the robotic platform. The product can also be customized in accordance with the requirements of the end-user. Our Firearm Training System, (FTS) is a simulation training systems, to develop both fundamental basic and judgmental skills for lethal / less lethal applications through computerized video hit projections. This product scenario can be customized to the customer needs.

Employees

As at March 31, 2007, we have 6 full-time employees and 1 part-time employee.

Research and Development

For the fiscal years ended December 31, 2006 and 2005 we expended approximately $4,369 and $50,703 on research and development activities respectively.

Competition

The primary competitive factors in the demand for less lethal products by military forces and law enforcement organizations include a weapon’s cost, effectiveness and ease of use. There are several established competitors offering less lethal products that directly complete with our company’s products, some of which are substantially more established than our company.

Regulation

In Canada, our launcher products are considered a firearm and are regulated under federal law. The federal government has granted 1476246 Ontario Limited a Canadian Business Firearm License which permits our company to manufacture, repair, store, import, export and sell our proprietary products. In addition, in Canada we must also be registered under, and be in compliance with, the Controlled Goods Program which sets requirement for possession/storage and transport of our products. Our operating subsidiary is registered with the Controlled Goods Program in accordance with the Defence Production Act.

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

Compliance With Environmental Laws

To our knowledge, neither the production nor the sale of our products constitute activities or generate materials, in a material manner, that requires compliance with federal, state or local environmental laws in any jurisdiction of our operation.

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

The following names are trademarks of 1476246 Ontario Limited: Lamperd Less Lethal, Defender I, Defender II, Enforcer Suit I, Enforcer Suit II and Pinetree Law Enforcement.

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

Management is aware of similar products which compete directly with our products and some of the companies developing these products have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our product line from those of our competitors and build our distribution network. To achieve this we may have to substantially increase marketing and research and development in order to compete effectively. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Due to minimal revenue and lack of cash flow we have cancelled the product liability insurance policy. The Company is researching other insurance agencies that are more competitive with their price coverage. We plan on implementing our product liability insurance in the second quarter of 2007.

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

Our principal executive offices are located at 1200 Michener Road, Sarnia, Ontario, Canada. The 10,000 square foot space is leased for $6,400 per month for a three year term that commenced on January 1, 2005. The Company also leases another 3,000 square feet for $1,000 a month. There is no signed agreement for the additional leased space. We believe that our principal office will be adequate for our needs for the next 2-3 years. In addition to our principal office, we periodically lease a 15 acre property which our company utilizes as a training facility to hold our diverse training programs. The property is leased as required for a fluctuating daily fee.

Item 3.	Legal Proceedings.

A Statement of Claim on February 1, 2007 has been filed against our company by Mintz & Partners LLP for the amount of $103,248. Our company is disputing this amount and plans on defending itself and counter claiming against Mintz. Our company and Mintz are in a settlement discussion. Proceedings have being requested to be held in the City of Toronto, in the Province of Ontario at the Ontario Superior Court of Justice.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On June 5, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Sinewire Networks Inc." and under the symbol "SNTW". On March 21, 2005, we changed our name from "Sinewire Networks Inc." to "Lamperd Less Lethal Inc". The name change took effect with the NASD Inc.’s Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under our new stock symbol "LLLI".The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended 2006 and 2005. The bid information was obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High ($)	Low ($)
March 31, 2005	1.30	0.985
June 30, 2005	4.56	1.25
September 30, 2005	1.99	0.47
December 31, 2005	1.07	0.36
March 31, 2006	0.52	0.20
June 30, 2006	0.42	0.14
September 30, 2006	0.22	0.08
December 31, 2006	0.16	0.08

(1) Our common stock received approval for quotation on June 5, 2003. The first trade occurred March 31, 2005.

On March 30, 2007, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.11.

As of March 31, 2007, there were 34 holders of record of our common stock. As of such date, 53,820,158 common shares were issued and outstanding.

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

Equity Compensation Plan Information

On December 4, 2006 our directors adopted a stock option plan (the “2006 Option Plan”) for our directors and employees, reserving a total of 2,000,000 shares of our common stock for issuance pursuant to grants made under the 2006 Option Plan. The 2006 Option Plan was effective October 1, 2006

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	200,000	$0.10	1,800,000
Total	200,000	$20,000	1,800,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

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

On April 13, 2005, we sold 1,500,000 units at a price of US $1.00 per unit for an aggregate purchase price of US$1,500,000 to one non-U.S. investor relying on the promulgated there exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S under. Each unit was exercisable into one common share and two common share purchase warrants. Each common share purchase warrant was immediately exercisable and entitles the holder to purchase one common share for a period of 24 months commencing from April 14, 2005. The warrants are exercisable at a price per share of US $1.25 for twelve months following April 14, 2005, and at US$1.40 thereafter.

On March 2, 2006, we issued an aggregate of 500,000 shares to two individuals in an offshore transaction for which we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated there under.

On July 14, 2006 we agreed to issue 1,000,000 common shares to an investor at a price of US$0.06 per share. Total consideration received was US$60,000 that was used to pay for operating expenses. The securities were issued pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act to the investor who is an “accredited investor ” within the respective meanings ascribed to that term in Rule 501(a) under the 1933 Act. No advertising or general solicitation was employed in offering the securities.

Effective December 4, 2006, we granted stock options to two (2) employees to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.10 per share, exercisable until December 4, 2011. We issued the stock options to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 31, 2006, we issued 250,000 shares of common stock to Edward Ferguson, a director of our company, for services rendered in lieu of a cash payment. The common stock was issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

On December 31, 2006, we issued an aggregate of 1,570,158 shares of common stock to two (2) directors and one (1) consultant as payment for services or supplies provided to our company for the period ending December 31, 2006. The common stock was issued to three (3) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to the consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States.

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

Plan of Operation

Results of Operations

Year Ended December 31, 2006 compared with year ended December 31, 2005

We posted losses of $842,016 for the year ended December 31, 2006 compared to losses of $1,430,337 for the year ended December 31, 2005, and losses of $2,273,357 since inception to December 31, 2006. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ended December 31, 2006 were $896,317 compared to $1,449,507 for the year ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

Cash used in operating activities was $352,983 during the year ended December 31, 2006. Cash of $24,116 was used in the purchase of intangibles and property plant equipment. There was a net cash inflow of $67,932 from financing activities during the year ended December 31, 2006 which was mostly derived from proceeds from a private placement.

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

Year Ended December 31, 2006 compared with year ended December 31, 2005

At December 31, 2006, we had a working capital deficit of $288,189 compared to working capital surplus of $140,349 at December 31, 2005.

At December 31, 2006, we had assets of $487,313 compared to our assets at December 31, 2005 of $926,765.

At December 31, 2006, our total liabilities were $486,564 compared to our liabilities of $481,101 as at December 31, 2005.

At December 31, 2006 we have cash and cash equivalents on hand of $1,443 compared to cash on hand of $310,610 as at December 31, 2005.

We have no long-term debt as at December 31, 2006.

While we expect to meet our financial obligations, the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Product Research and Development

We anticipate that we will expend $55,000 on research and development over the twelve months ending December 31, 2007.

Purchase of Significant Equipment

No significant purchases are being planned for the next 12 months.

Employees

As at March 31, 2007, we have 6 full-time employees and 1 part-time employees. Of those employees, none are covered by collective bargaining agreements.

Going Concern

Due to our being a development stage company and not having generated significant revenues, in the consolidated financial statements for the year ended December 31, 2006, our independent auditor included in their Report to Shareholders dated April 10, 2007 an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Related Party Transaction

During the year ended December 31, 2006 the Company entered into various transactions with related parties. For a complete description see the financial statements.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In March, 2006, the FASB issued FASB No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This Statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. The Company does not expect the adoption of this statement to have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) required under SFAS No. 87. SFAS No. 158 has no impact on the Company at this time.

In February 2006, the FASB issued SFAS No. 155, “Hybrid Instruments.”  SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact of this standard, but would not expect SFAS No. 155 to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for Lamperd) and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on the Company’s consolidated results of operations or financial condition.

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

We incurred losses in our first three years of business totalling of $2,273,357. Because of these losses and potential future losses, we will require additional working capital to develop our business operations.

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

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, April 10, 2007

Consolidated Balance Sheets at December 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the years ended December 31, 2006, and December 31, 2005

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2006, and December 31, 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006, and December 31, 2005

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

of Lamperd Less Lethal Inc.

We have audited the accompanying consolidated balance sheet of Lamperd Less Lethal Inc. as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders equity, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Lamperd Less Lethal Inc. as of December 31, 2005, were audited by other auditors whose report dated May 31, 2006, on those statements included an explanatory paragraph that described the Company’s going concern uncertainty due to an operating loss of $1,099,668 for the year ended December 31, 2005, and an accumulated deficit of $1,224,101 at December 31, 2005. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamperd Less Lethal Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company sustained recurring losses from operations and had an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gregory J. Barber, CPA, P.C.

Plymouth, Michigan

April 10, 2007

LAMPERD LESS LETHAL INC.

CONSOLIDATED BALANCE SHEETS

(Canadian Funds)

As at December 31

		(Restated)
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents (Note 3)	$1,443	$310,610
Accounts receivable	70,095	17,928
Inventories (Note 4)	120,559	181,613
Sundry	6,278	111,299
Total Current Assets	198,375	621,450

Equipment and leaseholds – Net (Note 5)	255,721	271,381
Intangibles (Note 6)	33,217	33,934
TOTAL ASSETS	$487,313	$926,765

LIABILITIES
Current Liabilities
Accounts payable	$345,197	$76,602
Accrued liabilities (Note 10)	65,200	404,499
Promissory notes due to shareholders (Note 7)	50,000	-
Due to shareholders (Note 11)	26,167	-
Total Current Liabilities	486,564	481,101
CONTINGENCIES AND COMMITMENTS (Note 9)
STOCKHOLDERS’ EQUITY
Common Stock (Notes 14, 17, 18)
Authorized 1,000,000,000 Common shares, $0.001 (USD) per share par value
Issued and outstanding 53,820,158 common shares at December 31, 2006 and 50,750,000 at December 31, 2005	65,947	62,696
Additional paid-in capital	2,331,588	1,937,738
Retained Deficit	(2,396,786)	(1,554,770)
Total Stockholders’ Equity	749	445,664
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$487,313	$926,765

See accompanying notes to the consolidated financial statements

LAMPERD LESS LETHAL INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Canadian Funds)

	Number of Common Shares	Common Shares	Additional Paid-in Capital	Retained Deficit	Total Stockholders Equity
Balance December 31, 2004	4,000	40	-	$(1,004)	$(964)
Shares issued for a nominal value	99,996,000	100	-	-	100
Balance immediately before the reverse acquisition transaction	100,000,000	140	-	(1,004)	(864)
Effect of share exchange	(100,000,000)	(140)	-	140	-
Shares issued pursuant to the share exchange agreement	26,000,000	32,099		(32,099)
Effect of share exchange and forward stock split	222,580,000	28,465	-	(28,465)	-
Return to treasury April 15, 2005	(199,580,000)	-	-	-	-
Proceeds of Private Placement (Note 18 (c))	1,500,000	1,852	1,869,420	-	1,871,272
Share issue costs (Note10)	-	-	(262,071)	-	(262,071)
Excess of acquisition costs over carrying value of net assets acquired (Note 15)	-	-	-	(63,005)	(63,005)
Prior period adjustment - Issuance of common shares (Note 21)	250,000	280	330,389	-	330,669
Net loss for the year (Restated)	-	-	-	(1,430,337)	(1,430,337)
Balance December 31, 2005 (Restated)	50,750,000	$62,696	$1,937,738	$(1,554,770)	$445,664
Issuance of common shares (Note 18(b))	3,070,158	$3,251	$393,850	$-	$397,101
Net loss for the year				$(842,016)	$(842,016)
Balance December 31, 2006	53,820,158	$65,947	$2,331,588	$(2,396,786)	$749

See accompanying notes to consolidated financial statements

LAMPERD LESS LETHAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Canadian Funds)

Years ended December 31

		(Restated)
	2006	2005

REVENUE	$368,747	$282,385
COST OF GOODS SOLD	315,350	276,310
GROSS MARGIN	53,397	6,075

EXPENSES
Selling, general and administrative	851,455	1,370,571
Research and development	4,369	50,703
Depreciation and amortization	40,493	28,233
TOTAL EXPENSES	896,317	1,449,507
LOSS FROM OPERATIONS	(842,920)	(1,443,432)
Interest Income	904	13,095

NET LOSS	$(842,016)	$(1,430,337)

LOSS PER SHARE (Note 19)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 19)	51,551,104	50,291,781

See accompanying notes to consolidated financial statements

LAMPERD LESS LETHAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Canadian Funds)

Years ended December 31

		(Restated)
	2006	2005

CASH FLOWS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss	$(842,016)	$(1,430,337)
Depreciation and amortization	40,493	28,233
Foreign exchange loss	-	33,247
Non cash services rendered (Note 21)	-	330,669
Net changes in non-cash operating assets and liabilities:
Accounts receivable	(52,167)	(17,928)
Inventories	61,054	(181,613)
Sundry	105,021	(111,299)
Accounts payable	393,968	160,755
Accrued liabilities	(135,503)	-
Promissory notes due to shareholders	50,000	-
Due to shareholders	26,167	-
Net cash used in operating activities	(352,983)	(1,188,273)
INVESTING ACTIVITIES
Purchase of equipment and leaseholds	(19,248)	(269,025)
Purchase of intangibles	(4,868)	-
Net cash used in investing activities	(24,116)	(269,025)
FINANCING ACTIVITIES
Repayment of bank indebtedness	-	(964)
Repayment of acquisition note payable	-	(102,400)
Proceeds of private placements (Note 18 (b))	67,932	1,871,272
Net cash provided by financing activities	67,932	1,767,908
CHANGE IN CASH AND CASH EQUIVALENTS	(309,167)	310,610
CASH AND CASH EQUIVALENTS, beginning of year	310,610	-
CASH AND CASH EQUIVALENTS, end of year	$1,443	$310,610

Supplemental information see Note 16
See accompanying notes to consolidated financial statements

LAMPERD LESS LETHAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Canadian Funds)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

History: Lamperd Less Lethal Incorporated (“Lamperd” or “Company”) was incorporated under the laws of the State of Nevada under the name "Sinewire Networks Inc." on October 4, 2001. On March 21, 2005, the Company changed its name to "Lamperd Less Lethal Inc." The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the National Association of Securities Dealers Inc. (“NASD”) Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under the new stock symbol "LLLI".

As described in Note 15, on April 14, 2005, the Company entered into a reverse acquisition with 1476246), a company incorporated pursuant to the laws of Ontario, Canada on November 22, 2001. These consolidated financial statements are a continuation of the operations of 1476246 and the 2004 comparative statements of operations presented in these financial statements are of 1476246.

Products: The Company is a developer and manufacturer of civil defense products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, the company also manufactures shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. The company also provides less lethal training to police, military and private sector security personnel.

Consolidation: The accompanying consolidated financial statements of the Company include the financial position, results of operations and cash flows of the Company and its wholly owned subsidiary 1476246 Ontario Limited (“1476246”). These financial statements have been prepared in accordance with the significant accounting policies set out in Note 2 below and in accordance with United States general accepted accounting principles. All inter-company transactions have been eliminated.

Going concern: These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that are applicable to a going concern, meaning that the company will be able to realize it assets and discharge it liabilities in the normal course of operations. Given the operating loss sustained in 2006 and 2005 and the fact that the Company has not to the date of these consolidated financial statements raised significant additional financing, the Company’s ability to realize its assets and discharge its liabilities depends on its continued ability to raise additional debt or equity. The use of United States generally accepted accounting principles that are applicable to a going concern therefore, may not be appropriate because there is doubt that the Company can operate as a going concern. These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.	Significant Accounting Policies

Cash and cash equivalents: Cash and cash equivalents include cash and all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase or are otherwise highly liquid.

Revenue (sales) recognition: Revenue is recognized when the risks and rewards of ownership have substantively transferred to customers, the price is fixed or determinable and collectibility is reasonably assured. This condition normally is met when the product has been delivered or upon performance of services.

Concentrations of Risk: Deposits held with banks may from time to time exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

The Company performs ongoing credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. The Company’s customers are primarily in the enterprise, service provider and commercial markets. The Company receives certain of its components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $4,154 and Nil at December 31, 2006 and 2005, respectively.

Inventories: Inventories are valued at the lower of cost and net realizable value with cost being determined using the first-in, first-out method.

Equipment and leaseholds: These assets are stated at cost less accumulated depreciation. The Company depreciates the costs of these assets over their estimated useful lives beginning from the period the they are put into commercial use. Rates and basis of depreciation applied by the Company to write off the cost of these assets over their estimated useful lives using the straight line method are as follows:

Computer, office, and protective and demonstration equipment	4 years
Manufacturing equipment	10 years
Leasehold improvements	over the term of the lease

Advertising and promotion: These costs are charged to expense in the year incurred, and totaled $8,568 in 2006 and $26,247 in 2005.

Intangibles: The intangible assets are comprised of a license, trademarks and patents which is accounted for at cost. The license is amortized straight-line over 17 years which is the life of the agreement and the trademarks and patents are amortized straight-line over 5 years. If the Company determines that there is permanent impairment in the value of the unamortized portion of the intangible assets, as future earnings will not be realized as projected, an appropriate amount of unamortized balance of the intangible assets will be charged to income as an “impairment charge” at that time.

Use of estimates: The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Income taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

Research and development: Research and development costs are expensed as incurred in accordance with SFAS No.2. However, materials and equipment are capitalized and amortized over their useful lives if they have alternative future uses.

Any approved Canadian government tax credits are recorded as a reduction of the related expense or cost of the asset acquired. The benefits are recognized when the Company has complied with the terms and conditions of the approved grant program or applicable tax legislation.

Share issue costs: Incremental costs incurred in respect of raising capital are charged against equity proceeds raised.

Stock-Based Compensation Expense: The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Stock Option Plan (“SOP”) based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

Financial instruments: The Company’s financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. Unless otherwise noted it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments. Unless otherwise noted, the fair value of these financial instruments approximate their carrying value. See Note 12.

Loss per share: Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the year calculated to be 51,551,104 at December 31, 2006 (50,291,781 - 2005). Dilutive earnings per share considers the dilutive impact of the exercise of outstanding stock options and warrants as if the events had occurred at the beginning of the year, or at the time of issuance, if later. The effect of computing diluted loss per share is anti-dilutive and therefore this information is not provided.

Functional currency: These financial statements are in Canadian dollars. All transactions in foreign currencies have been converted to Canadian dollars as at the date of the transaction.

Non monetary transactions: In accordance with SFAS 153, transactions that result in the exchange of similar productive assets are valued at fair value with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity.

Recent accounting pronouncements : In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In March, 2006, the FASB issued FASB No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This Statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. The Company does not expect the adoption of this statement to have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as an asset or liability in its statement of financial position, and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. This standard also eliminates the requirement for Additional Minimum Pension Liability (AML) required under SFAS No. 87. SFAS No. 158 has no impact on the Company at this time.

In February 2006, the FASB issued SFAS No. 155, “Hybrid Instruments.”  SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 also resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact of this standard, but would not expect SFAS No. 155 to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for Lamperd) and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on the Company’s consolidated results of operations or financial condition.

Reclassifications: The Company has made certain reclassifications to the financial statements. These reclassifications had no impact on net income, earnings per share or stockholders’ equity.

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents include a cashable guaranteed investment certificate of $8,579 at December 31, 2006 and $110,076 December 31, 2005 which matured on February 27, 2006 and bore interest at an annual rate of 2.5% and 2.45% for 2006 and 2005, respectively.

4.	INVENTORIES

Consists of:

	2006	2005
Raw materials	40,519	72,431
Work in process	53,466	50,647
Finished goods	26,574	58,535
TOTAL	120,559	181,613

5.	EQUIPMENT AND LEASEHOLDS – at cost

Consists of:

	2006	2005
Office Equipment	$ 23,547	$ 22,576
Manufacturing Equipment (i)	216,509	212,258
Protective & Demonstration Equipment	43,362	31,210
Computer Equipment	9,565	7,404
Leasehold Improvements	24,577	24,864
TOTAL	317,560	298,312
Accumulated depreciation	61,839	26,931
Net carrying value	$ 255,721	$ 271,381

(i) Included in manufacturing equipment is $98,223 related to equipment which was not put into commercial use as at December 31, 2006 and 2005. The Company plans to use this equipment in commercial production in 2007. No depreciation has been recorded on this equipment in 2006 and 2005 in accordance with the Company’s accounting policy.

Depreciation expense was $34,908 for 2006 and $26,931 for 2005.

6.	INTANGIBLES

Consist of:

	2006			2005
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
License agreement	$ 22,122	$ 2,603	$ 19,519	$ 22,122	$ 1,408	$ 20,714
Trademarks	822	224	598	822	-	822
Patents	17,373	4,273	13,100	12,398	-	12,398
TOTAL	$ 40,317	$ 7,099	$ 33,217	$ 35,342	$ 1,408	$ 33,934

Amortization expense for the next 5 years is as follows:

2007, 2008 and 2009	$4,919 each year
2010	$4,919
2011	$2,014

7.	PROMISSORY NOTES

At December 31, 2006, there are two $25,000 promissory notes due to different shareholders each of which bear interest at 15% per annum to be paid in a lump sum at date of maturity, December 7, 2007, and are both unsecured and contain a penalty provision on failure to pay on the maturity date equal to 17% of the unpaid amount.

8.	SEGMENTED INFORMATION

The Company operates in one segment for North America.

9.	CONTINGENCIES AND COMMITMENTS

(a) Litigation: Legal proceedings were commenced against the company by Mintz & Partners, former auditors, for failure to pay what they allege is owed to them. Management is in dispute over the amount owed and has accrued in the financial statements at December 31 2006 the amount it feels is appropriate.

(b) Employment contract: The Company has an employment contract with an executive that expires December 31, 2009 stipulating that in the event of termination other then for “just cause”, the Company would be obligated to pay to the executive within ten days after the date of termination, the aggregate of the following amounts:

•	If not theretofore paid, the executive’s annual salary for the then current fiscal year of the Company for the period to and including the date of termination; and
•

As partial compensation for the executive’s loss of employment, an amount equal to the lesser of: (1) three times the annual salary of the executive; and (2) an amount equal to the result obtained when the annual salary is multiplied by a fraction, the numerator of which is the number of days between the date of termination and the executive’s normal retirement date and the denominator of which is 365.

(c) License Agreement: The company entered into a license agreement with the University of Western Ontario (“UWO”) effective April 1, 2005 which grants the company the exclusive rights to make, have made, use, lease, sell, offer to sell and import UWO invention No. 02-029 known as “Less Lethal Ammunitions Projectile” (projectile), as well as any trade secrets associated with the projectile. The license is effective for the period that expires when the last of the terms for which claims under the Licensed Patent Rights expire, unless the agreement is terminated sooner. The company paid an initial licence fee of $5,000. Lamperd has agreed to pay all approved out-of-pocket expenses incurred by UWO, assume responsibility for future patent prosecution and rights and pay UWO a quarterly royalty commencing April 1, 2006 of three percent of revenue directly attributable to the projectile. The royalty is subject to minimum royalty obligations as indicated below.

The company must pay the difference between the four quarterly royalty payments and the minimum annual royalty within 60 days following their year end. The required minimum royalty obligations that equal the annual license fees are as follows:

Year	Minimum Annual License Fee
2006	$5,000
2007	$5,000
2008	$10,000
2009	$10,000
2010	$10,000

At December 31, 2006 the required royalty obligation was unpaid.

(d) Operating Leases: The Company is committed to minimum payments under a net operating lease for land and building expiring December 31, 2007 to 1109630 Ontario Ltd., a company owned by a Director and Vice-President of the Company. The company has the option to continue the lease on a month-to-month basis thereafter. The Company leases additional space form the same company without a lease on a month to month basis for a monthly rental of $1,000. Future annual minimum payments under the lease expiring December 31, 2007 are as follows:

Year	Annual Rent
2007	$76,800

See note 11 for rent expense in 2006 and 2005.

In addition, the Company is committed to minimum payments for a vehicle lease ending February 2009. Future annual minimum lease payments are as follows:

Year	Annual Payments
2007	$6,696
2008	$6,696
2009	$558

Rent expense for this vehicle was $6,696 and $4,852 for the years ended December 31, 2006 and 2005, respectively.

(e) Industry Risk: Products manufactured by Lamperd are typically used in applications and situations that involve a high level of risk of personal injury. Failure to use the company’s products for their intended purposes could result in serious bodily harm or death. As a result, the manufacture and sale of less-lethal products may be subject to product liability claims arising from the design, manufacture, or sale of such goods. If any such claims are decided against the company, and the company is found liable, substantial payments for damages and increases in the cost insurance coverage may result. Any substantial uninsured loss could have a materially adverse effect on the company’s business, financial condition, and results of operations. Management is not aware of any lawsuits ongoing or threatened at this time in regards to products manufactured and sold by the company other than those disclosed in these financial statements.

During the second quarter 2006 the Company cancelled its product liability insurance coverage. The Company cannot make assurances that resources will be available in the foreseeable future to reinstate product liability insurance coverage or failing that, that adequate resources will be available to cover any potential product liability litigation or claim should any arise.

(f) Business Risks:

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

(ii) Distribution Agreements

The Company is party to a number of distributorship agreements all entered into in the normal course of business and are routine to the industry. These agreements are typically performance based, cancellable by the Company if certain minimum sales targets are not met and contain no recourse cost exposure to the Company.

10.	SHARE ISSUE COSTS

In 2005, related to a private placement as outlined in Note 18(c), the Company incurred consulting costs. These consulting costs were not finalized until March 2, 2006 and amounted to a cash payment of $58,275 as well as the issuance from treasury of 500,000 common shares of the Company. The common shares were valued at $203,796 representing the fair market value of the shares at date of issue. The total share issue cost payable of $262,071 is included in accrued liabilities at December 31, 2005. Since the consulting services pertained to a transaction that was concluded in 2005 and was in existence at December 31, 2005, all these costs were accrued at December 31, 2005 and deducted from proceeds of share issuance and charged against stockholders’ equity.

11.	RELATED PARTY TRANSACTIONS

A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company purchased from this corporation $6,431 in 2006 and $149,413 in 2005 for the manufacturing of various components and purchases for the Company. At December 31, 2006, $7,177 was outstanding to this company (Nil – 2005).

As discussed in note 8(b), the company rents premises from a corporation controlled by a Director and Vice President of the Company. Total rent purchased from this corporation in 2006 was $88,800 (2005 - $85,400). There is no balance owing to this related party at December 31, 2006 or 2005 as the balance otherwise payable for 2006 was satisfied by the issuance of stock in the Company (see Note 18 (b) (iii)).

The Company purchased consulting services from Directors and Officers in 2006 of $12,000 (2005 - $67,804). At December 31, 2006 $8,305 was outstanding (Nil – 2005).

In 2006 the Company purchased legal services from a shareholder of the Company of $9,000 (2005 - Nil) all of which was satisfied by the issuance of stock in the Company (see Note 18(b)(iii)).

At December 31, 2006 the Company owes the President and Director of the Company $17,858 for unpaid payroll (2005 - $NIL). During 2006 he also advanced the Company $26,906 all of which was converted to stock in the Company (see Note 18 (b)(iii)).

On August 25, 2005, a director of the company was awarded 250,000 shares for services rendered to date. See Note 21

On January 1, 2005, the predecessor company prior to the reverse take over (see note 15) purchased the business assets of Pinetree Law Enforcement Products of Canada Limited (“Pinetree”), a company owned by the President and Director of the Company. The assets were transferred to the Company at their carrying value in Pinetree and the excess price paid has been charged to deficit in accordance with United States generally accepted accounting principles. The details of the transaction are as follows:

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

 Subsequent to the above transaction, inventory worth $15,500 was written off during the year ended December 31, 2005.

At the time of the agreement, a Director and Vice President of the Company was owed $102,400 by Pinetree which was paid in full on April 22, 2005 when the Company retired the note payable. No amounts related to the above transaction were owed to the related party at December 31, 2006 or 2005.

12.	FINANCIAL INSTRUMENTS

(a) Credit Risk: The Company is engaged in the sale of “less lethal” products, other protective gear, and accessories typically to a small number of major customers, although the composition of this group of customers changes from year to year. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral. At December 31, 2006, 66% (29% - 2005) of total accounts receivable was due from one customer.

(b) Currency Risk: The Company is subject to currency risk through its activities in the United States. Unfavourable changes in the exchange rate may affect the operating results of the Company. At December 31, 2006 the Company had United States Dollars accounts receivable of $20,777 ($8,309 – 2005) and $68,672 of United States Dollars accounts payable and accrued liabilities ($3,838 – 2005). The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at December 31, 2006 or 2005.

(c) Fair Value of Financial Assets and Liabilities: The carrying amounts of the Company's financial assets and liabilities including cash and cash, equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

13.	ECONOMIC DEPENDENCE

During 2006, three customers represented 75% of revenue (2005 – two customers represented 92% of revenue).

14.	SHARE VOTING AGREEMENT

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

16.	STATEMENT OF CASH FLOWS

Supplemental information: The Company had the following cash and non-cash transactions:

(i)	See notes 10, 11 and 18 (b) (iii) for supplemental information for non-cash transactions
(ii)	No cash was paid for income taxes in the years ended December 31, 2006 and 2005
(iii)	Cash paid for interest in the year ended December 31, 2006 was $1,603 ( 2005 - $3,540)
(iv)	In 2005, the company acquired 100,000,000 issued and outstanding common stock of 1476246 in exchange for 26,000,000 shares of the Company (see Note 15)
(v)

In 2005, the Company acquired $111,959 of assets from Pinetree Law Enforcement Products of Canada Limited in exchange for $69,546 of liabilities it assumed as well as a note payable for $102,400 (see Note 15).

(vi)	In 2005, the Company approved the issuance of 250,000 shares in consideration for services performed by a Director valued at $330,669 (see Note 21).

17.	STOCK INCENTIVE PLAN

Effective October 1, 2006, the Company adopted the 2006 Stock Option Plan (SOP). The 2005 SOP was never acted on. The 2006 SOP was designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, and government regulations.

The maximum number of shares of the Company’s common shares issuable over the term of the 2006 Plan is limited to 2 million shares. The 2006 Plan permits the granting of stock options to employees (including employee directors and officers) and consultants of the Company and its subsidiaries and affiliates, and nonemployee directors of the Company. Stock options granted under the 2006 Plan have an exercise price of at least 100% (110% to greater than 10% shareholders) of the fair market value of the underlying stock on the grant date and expire no later than ten years (5 years for greater than 10% shareholders) from the grant date. The stock options will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. The Plan Administrator has the discretion to use a different vesting schedule.

There were 2 participants in the plan with outstanding options at December 31, 2006.

The following SOP table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued as of December 31, 2006:

	2006
	Number of	Exercise
	Options	Price
Under option —
January 1, 2006	0
Granted
Annual	200,000	$ 0.10
Exercised	0
Canceled	0
December 31	200,000	$0.10
Options exercisable December 31	0	$
Shares available for grant December 31	1,800,000

SOP Options Outstanding and Exercisable at December 31, 2006

	Options Outstanding			Options Exercisable
Range of		Remaining
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life (months)	Price	Shares	Price

	$200,000	119	$.10	0	$

For options outstanding at December 31, 2006, the weighted-average remaining contractual life was 119 months and the aggregate fair value was $10,000. As of December 31, 2006, there was $10,000 of compensation expense that has yet to be recognized related to non-vested stock-based awards that is expected to be recognized over the next period of 18 months.

18.	CAPITAL STOCK
(a)	Authorized:

1,000,000,000 voting common shares, par value US $0.001

Issued and outstanding common shares at December 31, 2006 - 53,820,158 (2005 – 50,750,000)

(b)	2006 common stock activity
Date	No. of shares issued	Capital Stock increased by	Additional Paid in Capital increased by
March 2, 2006 (i)	500,000	$ 584	$ 203,212
September 14, 2006 (ii)	1,000,000	$ 1,100	$ 66,832
December 12, 2006 (iii)	1,570,158	$ 1,567	$ 123,806
Total for 2006	3,070,158	$ 3,251	$ 393,850
(i)	For services rendered in 2005, based on the stock price at close of business on March 2, 2006 (see Note 10).
(ii)	Issued in a private placement offering at $.06 per share
(iii)	Two suppliers who are related parties and the President were owed a total of $125,373 and agreed to accept stock in lieu of cash payment at an issue price of $.08 per share.

(c ) 2005 Common stock activity

(i)     On August 25, 2005, the Company approved the issuance of 250,000 shares in consideration for services performed by a Director valued at $330,669 (see Note 21).

(ii)	Private placement of shares and warrants:

The Company issued 1,500,000 units at US $1.00 per unit or $1,871,272 to an investor pursuant to a private placement under a Subscription Agreement dated April 14, 2005. Each unit consists of one common share and two common share purchase warrants of the Company.

The composition and exercise prices of the warrants outstanding at December 31, 2005 (NIL at December 31, 2004) are as follows:

	Number of warrants	Weighted average exercise price	Expiration date
April 14, 2005 – Warrants granted	3,000,000	USD $1.25	April 14, 2007

The warrants are exercisable at a price per share of US $1.25 for twelve months following April 14, 2005, and US$1.40 until its expiration. The units issued to the investor were issued with reliance upon an exemption from registration in an offering of securities in an offshore transaction to persons who are not United States persons pursuant to Regulation S under the United States Securities Act of 1933, as amended. No warrants were exercised in 2006 or in 2005.

19.	Net loss per share

The following table presents the calculation of basic and diluted net income per share:

	2006	(Restated) 2005
Net loss	$842,016	$1,430,337
Weighted-average shares – basic and fully diluted	51,551,104	50,291,781
Loss per share - diluted	(0.02)	(0.03)

The effect of stock options granted on December 4, 2006 have not been included in the weighted average calculation above as the effect would be to be ant-dilutive.

20	Income Taxes

The parent company, Lamperd Less Lethal Inc., is a US corporation and is responsible to file United States Federal income tax returns. There have been no taxable transactions in this company in 2006 or in 2005. Separate income tax returns are filed for the Canadian subsidiary, 1476246 Ontario Limited, which contains all of the reported operations for the consolidated entity. There was no provision for income taxes for the years ended December 31, 2006 and 2005.

The total provision for income taxes differs from that amount which would be computed by applying the income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

			(Restated)
	2006		2005
	Amount	%	Amount	%
Income tax computed at statutory income tax rate (recovery)	$(303,000)	(36)	$(515,000)	(36)
Non- deductible differences and temporary differences	15,000	2	(20,000)	(2)
Other and valuation allowance adjustment	288,000	34	535,000	38
Net taxes (recovery) and effective rate	$-	-	$-	-

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and net operating loss carry-forwards. Temporary differences and carry-forwards, which gives rise to deferred tax assets and liabilities are as follows:

			(Restated)
	2006		2005
	Amount	Tax Effect	Amount	Tax Effect
Net cumulative operating losses for the Canadian Subsidiary	$2,327,000	$838,000	$1,485,000	$535,000
Timing differences	(41,000)	(15,000)	-	-
Share issue costs	210,000	75,000	210,000	75,000
	2,496,000	898,000	1,695,000	610,000
Less valuation allowance	(2,496,000)	(898,000)	(1,695,000)	(610,000)
Net deferred tax asset	-	-	-	-

Net operating losses – U.S. Legal Parent	$104,000	$37,000	$104,000	$37,000
Less valuation allowance	(104,000)	(37,000)	(104,000)	(37,000)
Net deferred tax asset	-	-	-	-

At December 31, 2006 the Company had cumulative net operating loss carry-forward of approximately $2.327 million ($1.485 million – 2005) for the Canadian subsidiary and $104,000 ($104,000 – 2005) in the United States for the parent. With respect to the Canadian amount, $801,000 will expire in 2016 and $1.485 million in 2015.

The U.S. net operating loss expires in 2021 through 2024. As a result of the reverse acquisition transaction (Note 15), the provisions of Internal Revenue Code Section 382 will apply to the use of the U.S. net operating losses originated before 2005.

Deferred tax assets have been completely offset by a valuation allowances. The Company has no deferred tax liabilities.

21.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to report the effects of a Board of Directors Resolution in August, 2005 to issue 250,000 common shares of the Company to a Director of the Company for certain services provided to the Corporation in lieu of cash payment. Management has determined that the transaction should have been accounted for in 2005 despite the fact that the shares were not issued until February 28, 2007.

The effect on the previously issued 2005 financial statements resulting from the above are as follows:

•	Selling general and administrative expenses and net loss for the year increased by $330,669
•	Net loss per share changed from $.02 to $.03 on a fully diluted basis.
•

The above change had no effect on the December 31, 2005 total Stockholders’ Equity; however, the number of common shares increased to 50,750,000 from 50,500,000 and the par value of common shares increased to $62,696 from $62,416 and the additional paid-in capital increased to $1,937,738 from $1,607,349 and the retained deficit increased from $1,224,101 to $1,554,770.

22.	SUBSEQUENT EVENTS

(i) In February 2007, the Company entered into a demand promissory note bearing interest at 8% with a shareholder in the amount of $50,000. This note had a lenders fee of $6,000 netting $44,000 to the Company. Payments on the note commence July 1, 2007 of not less than $10,000 and shall be payable monthly thereafter until principle and interest are fully paid. The lender has the right to demand full repayment of principle and interest at any time.

(ii) On March 12, 2007 two shareholders each advanced $10,000 in United States funds to the Company at an interest rate of 15%, principle and interest due in full on the anniversary date of the loan. The loans are unsecured.

(iii) On February 23, 2007 a shareholder advanced $30,000 bearing interest at 15% per annum to be paid in a lump sum at date of maturity February 22, 2008, unsecured, with a penalty provision on failure to pay on the maturity date equal to 17% of the unpaid amount.

(iv) On January 9, 2007, a shareholder advanced the Company $4,000 unsecured, at 1.5% interest per month. The same shareholder advanced $45,000 at various times in March 2007 that is secured by a first charge against assets of the Company bearing an interest rate of 12% and due on demand. The same shareholder also advanced an additional $18,389 to the Company in March, 2007 under the same terms as above except that the loans are unsecured.

Item 8.              Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 24, 2006, we engaged Gregory J. Barber, CPA, P.C as our independent accountants to audit our financial statements to replace Mintz & Partners LLP. Gregory J. Barber, CPA, P.C was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Mintz and Partners LLP performed the 2005 and 2004 audit.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at February 21, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Barry Lamperd	President, Chief Executive Officer and Director	59	April 14, 2005
D'arcy David William Bell	Director	53	April 14, 2005
Jeff Kinsella	Chief Financial Officer	51	February 9, 2006
Dominic Dicarlo	Director	58	April 14, 2005

Alexander Purvis Glenn	Director	60	April 14, 2005
Ed Ferguson	Director	59	April 14, 2005
Terry Smith	Director	54	April 14, 2005
Sharon Scott	Chief Operations Officer	53	June 6, 2005

Note: February 22, 2007 our Chief Financial Officer resigned from the company.

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

Ed Ferguson

Mr. Edward Ferguson was appointed a director on April 14, 2005

Mr. Edward Ferguson is a United States Navy Combat veteran. Between 1990 and 1993, Mr Ferguson independently owned and operated E.L.F., and advertising and marking company. Since 1993, Mr. Ferguson has been associated with Fox Labs International Inc., and in 1997m Mr. Ferguson became the president and 50% shareholder of Fox Labs International Inc. As of 1998 Mr. Ferguson held 100% of shares for Fox Lab International Inc.

Sharon Scott

Mrs. Sharon Scott was appointed Chief Operation Officer on June 6, 2005.

Mrs. Scott has over 20 years experience in the injection moulding manufacturing industries. Sharon has extensive knowledge in Production Controls, Expanded Bill of Material Costing (BOM), Customer Relations, SPC, FMEA, Control Plans, QS/ISO 9000. Mrs. Scott was the Operations Manager for a Plastic injection Moulding Company in Michigan which supplied production and service parts for two major automotive companies. Previous to this position she was Production Manager / Customer Liaison for North American Plastics Inc. a chrome plating and plastics injection moulding corporation in Canada. Mrs. Scott attended Westervelt Business College and Fanshaw College in London, Ontario.

Jeff Kinsella

Mr. Kinsella was appointed Chief Financial Officer on February 9, 2006.

Mr. Kinsella, has an extensive background working with startup and early stage companies. Most recently, as Manager of Business Growth Services for the Sarnia Lambton Economic Partnership, he has focused on providing strategic planning and fundraising assistance to emerging companies in a wide range of industries. Prior to this, as founding Executive Director for the London Venture Group, he provided advisory assistance to several companies that successfully raised over $12 million in seed stage and angel investment over a two year period. Previous to this position he was the business counselor at the London Community Small Business Centre, Canada’s longest running and most successful business incubator, and held the position of Director of International Marketing and Sales for LH Resource Management Inc, a manufacturer of large scale environmental and farm machinery. Prior to returning to the University of Western Ontario, where he received his MBA from the Ivey School of Business, Mr. Kinsella owned and operated several successful retail and service based enterprises.

Mr. Kinsella resigned his position of Chief Financial Officer, as of February 22, 2007.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Barry Lamperd	1(1)	1(1))	Nil
D’arcy David William Bell	1(2)	1(2)	Nil
Dominic Dicarlo	1(2)	1(2)	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

(2)	The named officer, director or greater than 10% stockholder, as applicable, is preparing to file a Form 5 – Annual Statement of Changes in Beneficial Ownership of Securities.

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

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2006 and 2005 , are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Barry Lamperd President Chief Executive Officer and Director(1)	2006 2005 2004	125,000 125,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	125,000 125,000 Nil
Jeff Kinsella Former Chief Financial Officer(2)	2006 2005 2004	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Sharon Scott Chief Operations Officer(3)	2006 2005 2004	60,000 33,462 N/A	Nil Nil N/A	Nil Nil N/A	10,000(4) Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	70,000 33,462 N/A
Hani Zabeneh Former President, Secretary and Treasurer (5)	2006 2005 2004	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil
Patrick Ward Former President and Treasurer(6)	2006 2005 2004	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil	N/A Nil Nil

(1)	Mr. Lamperd was appointed President and Chief Executive Officer on April 14, 2005.

(2)	Mr. Kinsella was appointed Chief Financial Officer on February 9, 2006 and resigned February 22, 2007.

(3)	Mrs. Scott was appointed Chief Operation Officer on June 6, 2005.

(4)	100,000 options granted to Mrs. Scott on December 4, 2006 at an exercise price of $0.10. The options expire on December 4, 2011.

(5)	Mr. Zabaneh was appointed Secretary on October 22, 2001 and President and Treasurer on February 25, 2005. Mr. Zabaneh resigned as President, Secretary, Treasurer and Director on April 14, 2005.

(6)	Mr. Ward was appointed President and Treasurer on October 22, 2001 and resigned on February 25, 2005

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

Stock Option Plan

On December 4, 2006 our directors adopted a stock option plan (the “2006 Option Plan”) for our directors and employees, reserving a total of 2,000,000 shares of our common stock for issuance pursuant to grants made under the 2006 Option Plan. The 2006 Option Plan was effective October 1, 2006.

The following table sets forth for each of the named executive officers certain information concerning unexercised options, stock that has not vested; and equity incentive plan awards outstanding as at the year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Barry Lamperd President Chief Executive Officer and Director	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
Jeff Kinsella(1) Former Chief Financial Officer	Nil	Nil	Nil	N/A	N/A	Nil	Nil	Nil	Nil
Sharon Scott Chief Operation Officer	Nil	100,000(2)	Nil	0.10	Dec. 4, 2011	Nil	Nil	Nil	Nil
(1)	Mr. Kinsella resigned as our Chief Financial Officer on February 22, 2007.
(2)	Stock Options were granted effective December 4, 2006 and vest as to 33 1/3% on June 4, 2007, December 4, 2007 and June 4, 2008.

No stock options were granted during the fiscal year ended December 31, 2005.

Directors Compensation

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
D’arcy David William Bell	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dominic Dicarlo	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Alexander Purvis Glenn	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ed Ferguson	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Terry Smith	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, and development of corporate opportunities and completion of financing.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at March 31, 2007, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Barry Lamperd 1041 Brimwood Crescent Sarnia, Ontario N7S 5E8	6,071,320	11.28.%
Sharon Scott 2332 Kimball Rd. Courtright N0N 1H0	Nil	Nil

D’Arcy David William Bell 1280 Marcin Road Sarnia, Ontario N7V 3J9	5,735,000	10.66%
Dominic Dicarlo 1981 Rainbow Trial Sarnia, Ontario N7T 7H6	2,849,075	5.29%
Alexander Purvis Glenn 7911 Kalview Drive Coldstream, British Columbia V1B 2S3	Nil	Nil
Terry Smith 58 Kennedy Drive Keene, New Hampshire 03431	Nil	Nil
Edward Ferguson 20752 Miles St. S. Clinton Township, Michigan 48036-1948	250,000	*
Mercer Investments Inc. (2) 1610 Wesbrook Crescent Vancouver, British Columbia V6T 1W1	2,990,000	5.56%
Bruce Strebinger 338 North Dollarton Highway North Vancouver, British Columbia V7G 1N1	2,990,000	5.56%
Ernie Taglione 2155 Huron Shores Drive Sarnia, Ontario N7V 7H6	2,849,075	5.29%
1109630 Ontario Limited (3) 1165 Confederation St. Sarnia, Ontario N7S 3Y5	1,118,338	2.07%
Directors and Executive Officers as a Group (7 individuals)	14,905,395 common shares	27.69%

* Less than 1%

(1)

Based on 53,820,158 shares of common stock issued and outstanding as of March 31, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

(3)	Dominic Dicarlo and Ernie Taglione are 50% owners of 1109630 Ontario Limited.

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The Company entered into an asset purchase agreement with Pinetree Law Enforcement Products of Canada Limited (“Pinetree”) on January 1, 2005 to acquire certain assets of Pinetree in exchange for assumption of liabilities and note payable. At the time of the agreement, a Director and Vice President of the Company was owed $102,400 by Pinetree which was paid in full on April 22, 2005 when the Company retired the note payable. No amounts are owed to the related party at December 31, 2006.

A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company paid this corporation $6,431 for the year ended December 31, 2006, $149,413 for the year ended December 31, 2005 and $Nil for the year ended December 31, 2004 for the manufacturing of various components, and purchases for the Company.

The company rents premises from a corporation controlled by a Director and Vice President of the Company. $88,800 was paid for the year ended December 31, 2006, $85,400 was paid for the year ended December 31, 2005 and was paid Nil for the year ended December 31, 2004.

On December 31, 2006, we issued 250,000 shares of common stock to Edward Ferguson, a director of our company, in lieu of a cash payment in the amount of $277,500 for services rendered to our company.

On December 31, 2006, we issued 115,500 shares of common stock to Koby Smutylo, a Legal consultant of our company, in lieu of a cash payment in the amount of $9,000 for services rendered to our company.

On December 31, 2006, we issued 336,320 shares of common stock to Barry Lamperd, a director and officer of our company, in lieu of a cash payment in the amount of $26,905.57 for services rendered to our company.

On December 31, 2006, we issued 1,118,338 shares of common stock to 1109630 Ontario Ltd., a private company controlled by Barry Lamperd, president and a director of our company, in lieu of a cash payment in the amount of $89,167.02 for services rendered to our company.

Corporate Governance

We currently act with six (6) directors, consisting of Barry Lamperd, D’arcy David William Bell, Dominic Dicarlo, Alexander Purvis Glenn, Ed Ferguson and Terry Smith.

We have determined that D’arcy David William Bell, Dominic Dicarlo, Alexander Purvis Glenn, Ed Ferguson and Terry Smith are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

Our board of directors presently does not have a separate stock plan committee.

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

* Filed herewith

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Gregory J. Barber, CPA, P.C. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 was $51,520 (US) and by Mintz & Partners LLP for the fiscal year ended December 31, 2005 was $100,500.

Audit Related Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed for assurance and related services by Gregory J. Barber, CPA, P.C. which are not reported under the caption “Audit Fees” above, was $Nil and by Mintz & Partners LLP for the fiscal year ended December 31, 2005 was $40,125.

Tax Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed by Gregory J. Barber, CPA, P.C. for other non-audit professional services, other than those services listed above, totalled $Nil and by Mintz & Partners LLP for the fiscal year ended December 31, 2005 was $Nil.

We do not use Gregory J. Barber, CPA, P.C. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Gregory J. Barber, CPA, P.C. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Gregory J. Barber, CPA, P.C. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of Barry Lamperd, Dominic Dicarlo, and Darcy Bell); or
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

The audit committee has considered the nature and amount of fees billed by Gregory J. Barber, CPA, P.C. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Gregory J. Barber, CPA, P.C.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.

By: /s/ Barry Lamperd

Barry Lamperd, President and Chief Executive Officer

(Principal Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date: April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Lamperd
Barry Lamperd	President, Chief Executive Officer and Director	April 17, 2007

/s/ D’arcy David William Bell
D’arcy David William Bell	Director	April 17, 2007

/s/ Dominic Dicarlo
Dominic Dicarlo	Director	April 17, 2007

/s/ Edward Ferguson
Edward Ferguson	Director	April 17, 2007