Form 10QSB
period 2007-03-31
LAMPERD LESS LETHAL INC
filed 2007-05-17
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,820,158 common shares issued and outstanding as of May 1, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

It is the opinion of management that the consolidated interim financial statements for the quarter ended March 31, 2007 includes all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Canadian Funds)

ASSETS	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Current Assets
Cash and cash equivalents	$ 17,905	$ 1,443
Accounts receivable	42,553	70,095
Inventories (Note 3)	107,711	120,559
Sundry	4,742	6,278
Total Current Assets	172,911	198,375

Equipment and leaseholds - net (Note 4)	246,247	255,721
Intangibles (Note 5)	32,080	33,217
TOTAL ASSETS	$ 451,238	$ 487,313

LIABILITIES
Current Liabilities
Accounts payable	$ 400,944	$ 345,197
Accrued liabilities	96,259	65,200
Promissory notes and advances due to shareholders (Note 10)	181,692	76,167

Total Current Liabilities	678,895	486,564
CONTINGENCIES AND COMMITMENTS (Note 11)
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock (Note 8)
Authorized 1,000,000,000 common shares, $0.001(USD) per share par value
Issued and outstanding 54,243,140 common shares at March 31, 2007 and 53,820,158 at December 31,2006	66,435	65,947
Additional paid - in capital	2,384,821	2,331,588
Retained Deficit	(2,678,913)	(2,396,786)
Total Stockholders’ Equity (Deficit)	(227,657)	749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 451,238	$ 487,313

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Canadian Funds)

(Unaudited)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)

Balance December 31, 2006 (audited)	53,820,158	$65,947	$2,331,588	$(2,396,786)	$749
Issuance of common shares (Note 8)	422,982	488	53,233		53,721
Net Loss for the quarter ended March 31, 2007				(282,127)	(282,127)

Balance March 31, 2007	54,243,140	$66,435	$2,384,821	$(2,678,913)	$(227,657)

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Canadian Funds)

(Unaudited)

	For the Three Month Period Ended March 31, 2007	For the Three Month Period Ended March 31, 2006 (Restated)
REVENUE	$44,825	$56,369
COST OF GOODS SOLD	55,708	71,518

GROSS MARGIN	(10,883)	(15,149)

EXPENSES
Selling, general and administrative	258,380	239,240
Research and development	2,253	-
Depreciation and amortization	10,611	8,930
TOTAL EXPENSES	271,244	248,170

NET LOSS	$(282,127)	$(263,319)

LOSS PER SHARE (Note 7)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 7 and 13)	53,824,858	50,911,111

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

	For the Three Month Period Ended March 31, 2007		For the Three Month Period Ended March 31, 2006 (Restated)
CASH FLOWS PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period	$ (282,127)	$	$ (263,319)
Depreciation and amortization	10,611		8,930
Net change in non-cash operating assets and liabilities:
Accounts receivable	27,542		(8,740)
Inventories	12,848		28,172
Sundry	1,536		(8,643)
Accounts payable	55,747		15,104
Accrued liabilities	31,059		(114,146)
Increase in deferred revenue	-		61,055
Net cash used in operating activities	(142,784)		(281,587)
INVESTING ACTIVITIES
Additions to intangibles	-		(14,585)
Net cash used in investing activities	-		(14,585)
FINANCING ACTIVITIES
Proceeds from promissory notes and advances due to shareholders	159,246		-

Net cash provided by financing activates	159,246		-
CHANGE IN CASH AND CASH EQUIVALENTS	16,462		(296,172)
CASH AND CASH EQUIVALENTS, beginning of period	1,443		310,610

CASH AND CASH EQUIVALENTS, end of period	$ 17,905	$	$ 14,438

Cash paid for interest in the three month period ended March 31, 2007 and March 31, 2006 was $771 and $NIL respectively. No cash was paid for income taxes in the three months ended March 31, 2007 and 2006

See Note 8 for supplemental information for non-cash transactions

See accompanying notes to condensed consolidated financial statements.

LAMPERD LESS LETHAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

(Canadian Funds)

(Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

History: The Company was incorporated under the laws of the State of Nevada under the name "Sinewire Networks Inc." on October 4, 2001. On March 21, 2005, the Company changed its name to "Lamperd Less Lethal Inc." The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the National Association of Securities Dealers Inc. (“NASD”) Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under the new stock symbol "LLLI".

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

Consolidation: These unaudited condensed consolidated financial statements of Lamperd Less Lethal Inc. (referred to herein as “we”, “our”, “Lamperd” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report Form 10-KSB for the year ended December 31, 2006.

Going concern: Even though the Company is moving forward with its business plan, it is likely that significant progress may not occur in the foreseeable future. Accordingly, the Company may not realize significant revenue or become profitable within the next twelve months which would require additional financing to fund its short and long-term cash needs. The Company is and will be dependent for the foreseeable future on debt financing, loans from related parties, and private placement of common stock for additional financing.

These condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that are applicable to a going concern, meaning that the company will be able to realize it assets and discharge it liabilities in the normal course of operations. Given the operating loss sustained to date and the fact that the Company has not to the date of these condensed consolidated financial statements raised adequate additional financing to fund expected future losses, the Company’s ability to realize its assets and discharge its liabilities depends on continued support from the shareholders in the form of loans and from raising additional debt or equity. The use of United States generally accepted accounting principles that are applicable to a going concern therefore, may not be appropriate because there is doubt that the Company can operate as a going concern. These condensed consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.	SIGNIFICANT ACCOUNTING POLICIES

For further information regarding the Company’s accounting policies, refer to the consolidated financial statements and footnotes related thereto included in the Company’s annual report Form 10-KSB for the year ended December 31, 2006.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

3. INVENTORIES

Descriptions	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Raw Material	$33,311	$40,519
Work in Process	53,342	53,466
Finished Goods	21,058	26,574
TOTAL	$107,711	$120,559

4. EQUIPMENT AND LEASEHOLDS – at cost

Consists of:

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Office Equipment	$ 23,547	$ 23,547
Manufacturing Equipment (i)	216,509	216,509
Protective & Demonstration Equipment	43,362	43,362
Computer Equipment	9,565	9,565
Leasehold Improvements	24,577	24,577
TOTAL	317,560	317,560
Accumulated Depreciation	71,313	61,839
Net Carrying Value	$ 246,247	$ 255,721

(i)

Included in the manufacturing equipment is $98,223 related to equipment, which was not put into commercial use as at March 31, 2007. Accordingly, no depreciation has been recorded on this equipment in accordance with the companies accounting policy.

Depreciation expense for the 3 months period ended March 31, 2007 and 2006 was $9,474 and $8,413, respectively

5.	INTANGIBLES

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Licenses	$ 22,122	$ 22,122
Trademarks & Copyrights	822	822
Patents	17,373	17,373
	$ 40,317	$ 40,317
Accumulated amortization	8,237	7,100
Total	$ 32,080	$ 33,217

Amortization expenses for the 3 months period ended March 31, 2007 and 2006 was $1,137 and $517, respectively.

Future amortization expense applicable to the above intangibles is:

2007 remainder	$ 3,782
2008	$ 4,919
2009	$ 4,919
2010	$ 4,919
2011	$ 2,014
Thereafter	$ 11,527

6.	FINANCIAL INSTRUMENTS

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

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at March 31, 2007.

(c) Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company's financial assets and liabilities including cash and cash equivalents, accounts receivable, investment tax credit recoverable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

7.	LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the three months ended March 31, 2007 totaling 53,824,858 shares (March 31, 2006 – 50,911,111).

Diluted loss per share is not calculated as the effect would be non-dilutive.

8.	COMMON STOCK

Authorized - 1,000,000,000 voting common shares, par value US $0.001

Issued and outstanding common shares at March 31, 2007 – 54,243,140 and at December 31, 2006 – 53,820,158

In January 2007, the Company approved the issuance at March 31, 2007 of common shares to a Director and Officer of the Company in lieu of payment of loans outstanding at March 31, 2007. As a result, 422,982 shares have been reflected as being issued based on the end of day value of the Company’s stock price of $.11 USD in order to satisfy the debt of $53,721.

On April 14, 2005, the Company issued 1,500,000 units to an investor at a price of $1 per unit. Each unit consisted of one treasury common share of Lamperd and two common shares purchase warrants. The resulting 3 million warrants are exercisable at a price per share of US 1.25 for twelve months following April 14, 2005 and US $1.40 thereafter. No warrants were exercised in the quarter ended March 31, 2007.

9.	INCOME TAXES

At March 31, 2007, the Company had cumulative net operating loss carry-forward of approximately $2.8 million for the Canadian subsidiary and $104,000 for the United States parent company. These amounts will expire in various years through 2015 to 2017 in Canada and 2021 through 2025 in the United States. The related deferred tax assets have been completely offset by a valuation allowance. The Company has no deferred tax liabilities.

10.	RELATED PARTY TRANSACTIONS AND OWING TO SHAREHOLDERS

Related party transactions:

(i) A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company made no payments to this supplier in the three month period ended March 31, 2007 for the manufacturing of various components, and purchases for the Company. At March 31, 2007, the Company owes the supplier $7,177.

(ii) On April 23, 2005, the Company entered into separate consulting agreements with two Directors and Vice Presidents of the Company to provide services for a total of $3,000 each per month. By waiver, the directors voluntarily suspended their fees pending the commencement of future profitability and review by the Board. The waiver has continued throughout the quarter ended March 31, 2007.

(iii) The Company rents premises from a corporation controlled by its Vice President and Director. For three months ended March 31, 2007 and 2006 rent of $22,200 was charged and expensed by the Company related to this contract.

(iv) The Company purchased legal services from a shareholder of the Company for $9,000 during the three month period ended March 31, 2007 (Nil in the same period in 2006).

Promissory notes and advances due to shareholders:

(v) At March 31, 2007 and at December 31, 2006, there are two $25,000 promissory notes outstanding to two different shareholders each of which bear interest at 15% per annum to be paid in a lump sum at date of maturity, December 7, 2007, and are both unsecured and contain a penalty provision on failure to pay on the maturity date equal to 17% of the unpaid amount.

(vi) On January 9, 2007, a Director and Officer/Shareholder advanced the Company $4,000 unsecured, at 1.5% interest per month.

(vii) At March 31, 2007, a shareholder is owed $19,000 resulting from loans to the Company. These loans are secured by a first charge against assets of the Company bearing an interest rate of 12% effective April 1, 2007 and due on demand.

(viii) In February 2007, the Company entered into a demand promissory note bearing interest at 8% with a shareholder in the amount of $50,000. This note had a lenders fee of $6,000 netting $44,000 to the Company. Payments on the note commence July 1, 2007 of not less than $10,000 and shall be payable monthly thereafter until principle and interest are fully paid. The lender has the right to demand full repayment of principle and interest at any time.

(ix) On March 12, 2007, two shareholders each advanced $11,153 to the Company at an interest rate of 15%, principle and interest due in full on the anniversary date of the loan. The loans are unsecured.

(x) At March 31, 2007, the Company owes a shareholder and officer $36,386 for unpaid wages.
11.	COMMITMENTS AND CONTINGENCIES

Because of the nature of the Company’s products, it is possible that the Company could be subject to lawsuits and claims with respect to product liability litigation in the future. The Company’s ability to defend itself in the event of such litigation will depend upon the existing resources at that time. During the second quarter of 2006 the Company cancelled its product liability insurance coverage for cost considerations. On May 1, 2007, the Company purchased new product liability coverage. The Company cannot make assurances that resources will be available in the foreseeable future to cover any potential product liability litigation or claims should any arise during the period that the Company was self-insured.

Litigation: Legal proceedings were commenced against the Company by Mintz & Partners, former auditors, for failure to pay what they allege is owed . Management is in dispute over the amount owed and has accrued in the financial statements at March 31, 2007 the amount the Company feels is appropriate.

12.	SUBSEQUENT EVENTS

On April 12, 2007, a shareholder advanced $30,000 bearing interest at 15% per annum to be paid in a lump sum at date of maturity February 22, 2008, unsecured, with a penalty provision on failure to pay on the maturity date equal to 17% of the unpaid amount.

On May 1, 2007, the Company sold 750,000 units to an existing Shareholder for $83,167 CDN consisting of 750,000 common shares and 1,000,000 warrants exercisable for three years at $.08 USD.

13.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to report the effects of a Board of Directors Resolution in August 2005 to issue 250,000 common shares of the Company to a Director of the Company for certain services provided to the Corporation in lieu of cash payment. Management has determined that the transaction should have been accounted for in 2005 despite the fact that the shares were not issued until February 28, 2007.

The effect on the previously issued March 31, 2006 first quarter financial statements resulting from the above are as follows:

•	The weighted average number of common shares outstanding is 50,911,111 versus 50,661,111 as previously reported. There is no effect on the reported Loss Per Share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction

Our financial statements are stated in Canadian dollars (CDN$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.

As used in this quarterly report, the terms "we", "us", "our company" and "Lamperd" mean Lamperd Less Lethal Inc. and our wholly owned subsidiary 1476246 Ontario Limited, unless otherwise indicated. All dollar amounts refer to Canadian dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Business

Our company is a developer and manufacturer of civil defence products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, our company also manufactures or acquires for resale, shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. Our company also offers less lethal training to police, military and private sector security personnel. Training can be provided by experienced military and police contractors in addition to trained civilian contractors which are retained as required by our company with permission from their respective agencies. The training programs offered by our company incorporate the most current less lethal techniques and equipment, including our own products.

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

Results of Operations

Three months ended March 31, 2007 compared to the three month period ended March 31, 2006

Our company posted losses of $282,127 for the three months ended March 31, 2007 compared to losses of $263,319 for the three month period ended March 31, 2006. The principal components of the losses were $258,380 of selling, general and administrative expenses for the three months ended March 31, 2007 and $239,240 for the three months ended March 31, 2006.

Our operating expenses for the three months ended March 31, 2007 were $271,244 compared to $248,170 for the three month period ended March 31, 2006.

Our gross margin for the three months ended March 31, 2007 was $(10,883) compared to a gross margin of $(15,149) for the three months ended March 31, 2006

Liquidity and Capital Resources

Since April 14, 2005, we have been engaged in the business of developing and manufacturing of civil defense products that are designed as a less lethal alternative to conventional weapons, while we have been generating modest revenues. Our principal capital resources have been acquired through the issuance of common stock.

Accounts receivable decreased $27,542 as of March 31, 2007 as compared to December 31, 2006. The decrease was the result of fewer sales.

At March 31, 2007, we had working capital deficiency of $505,984 compared to $288,189 at December 31, 2006.

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

Going Concern

Our company has shown losses since inception. Management is anticipating that sales of launcher and ammunitions will increase in the next quarter with volume growing in the next two quarters. While we have sufficient funds to operate through the next two quarters, the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Personnel

As of March 31, 2007, we have 6 full-time employees and 1 part-time employee. Of those employees, none are covered by collective bargaining agreements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2007.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Management is aware of similar products which compete directly with our products and some of the companies developing these products have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our product line from those of our competitors and build our distribution network. To achieve this we may have to substantially increase marketing and research and development in order to compete effectively. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Due to minimal revenue and lack of cash flow we cancelled the product liability insurance policy in July of 2006. We have subsequently reinstated our product liability insurance on May 1, 2007. The Company cannot make assurances that resources will be available in the foreseeable future to cover any potential product liability litigation or claims should any arise during the period that the Company was self-insured.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president, principal executive officer and principal accounting officer. Based upon that evaluation, our president, principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.7	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and Dominic DiCarlo (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.8	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and 1476232 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.9	Geographic Exclusive Commissioned Sales Agent Agreement dated as of August 2, 2005 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2005).
21.	Subsidiaries of the Small Business Issuer
21.1	1476246 Ontario Limited
14.	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on March 30, 2004).
31.	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.
32.	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.

By: /s/ Barry Lamperd

Barry Lamperd

President and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: May 17, 2007