Form 10QSB
period 2007-06-30
LAMPERD LESS LETHAL INC
filed 2007-08-14
CIK 1169394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,368,040 common shares issued and outstanding as of August 9, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

It is the opinion of management that the consolidated interim financial statements for the quarter ended June 30, 2007 includes all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Canadian Funds)

ASSETS	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Current Assets
Cash and cash equivalents	$ 12,556	$ 1,443
Accounts receivable	28,648	70,095
Inventories (Note 3)	139,162	120,559
Sundry	9,077	6,278
Total Current Assets	189,443	198,375

Equipment and leaseholds - net (Note 4)	270,472	255,721
Intangibles (Note 5)	30,850	33,217
TOTAL ASSETS	$ 490,765	$ 487,313

LIABILITIES
Current Liabilities
Accounts payable	$ 363,933	$ 345,197
Accrued liabilities	71,534	65,200
Promissory notes and advances due to shareholders (Note 10)	320,284	76,167

Total Current Liabilities	755,751	486,564
CONTINGENCIES AND COMMITMENTS (Note 11)
STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock (Note 8)
Authorized 1,000,000,000 common shares, $0.001(USD) per share par value
Issued and outstanding 55,368,040 common shares at June 30, 2007 and 53,820,158 at December 31,2006	67,697	65,947
Additional paid - in capital	2,499,949	2,331,588
Retained Deficit	(2,832,632)	(2,396,786)
Total Stockholders’ Equity (Deficit)	(264,986)	749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 490,765	$ 487,313

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Canadian Funds)

(Unaudited)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity (Deficit)

Balance December 31, 2006 (audited)	53,820,158	$65,947	$2,331,588	$(2,396,786)	$749
Issuance of common shares (Note 8)	422,982	488	53,233		53,721
Restated Net Loss for the quarter ended March 31, 2007 (Note 14)				(254,057)	(254,057)
Restated Balance March 31, 2007	54,243,140	66,435	2,384,821	(2,650,843)	(199,587)
Issuance of common shares (Note 8)	1,124,900	1,262	115,128		116,390
Net loss for the period				(181,789)	(181,789)
Balance June 30, 2007	55,368,040	$67,697	$2,499,949	$(2,832,632)	$(264,986)

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Canadian Funds)

(Unaudited)

	For the Three Month Period Ended June 30, 2007	For the Three Month Period Ended June 30, 2006	For the Six Month Period Ended June 30, 2007	For the Six Month Period Ended June 30, 2006
REVENUE	$34,005	$141,084	$78,830	$197,453
COST OF GOODS SOLD	39,042	102,304	74,750	173,822

GROSS MARGIN	(5,037)	38,780	4,080	23,631

EXPENSES
Selling, general and administrative	154,063	260,829	404,373	500,069
Research and development	9,001	-	11,254	-
Depreciation and amortization	13,688	10,175	24,299	19,105
TOTAL EXPENSES	176,752	271,004	439,926	519,174

NET LOSS	$(181,789)	$(232,224)	$(435,846)	$(495,543)

LOSS PER SHARE (Note 7)	(0.00)	(0.01)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 7)	54,750,007	51,250,000	54,289,988	51,081,492

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Canadian Funds)

(Unaudited)

	For the Six Month Period Ended June 30, 2007	For the Six Month Period Ended June 30, 2006
CASH FLOWS PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period	$(435,846)	$(495,543)
Depreciation and amortization	24,299	19,105
Net change in non-cash operating assets and liabilities:	(411,547)	(476,438)
Accounts receivable	41,447	(66,984)
Inventories	(18,603)	21,839
Sundry	(2,799)	97,897
Accounts payable	18,736	114,499
Accrued liabilities	6,334	-
Deferred revenue	-	2,147
Net cash used in operating activities	(366,432)	(307,040)
INVESTING ACTIVITIES
Additions to equipment and intangibles	(36,683)	(14,584)
Net cash used in investing activities	(36,683)	(14,584)
FINANCING ACTIVITIES
Proceeds from promissory notes and advances due to shareholders	244,117	17,772
Proceeds from issuance of common stock (Note 8)	170,111	-
Net cash provided by financing activities	414,228	17,772
CHANGE IN CASH AND CASH EQUIVALENTS	11,113	(303,852)
CASH AND CASH EQUIVALENTS, beginning of period	1,443	310,610

CASH AND CASH EQUIVALENTS, end of period	$12,556	$6,758

Cash paid for interest in the six month period ended June 30, 2007 and June 30, 2006 was $12,517 and $NIL respectively. No cash was paid for income taxes in the six months ended June 30, 2007 and 2006

See Note 8 for supplemental information for non-cash transactions

See accompanying notes to condensed consolidated financial statements.

LAMPERD LESS LETHAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

Consolidation: These unaudited condensed consolidated financial statements of Lamperd Less Lethal Inc. (referred to herein as “we”, “our”, “Lamperd” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report Form 10-KSB for the year ended December 31, 2006.

Going concern: Even though the Company is moving forward with its business plans, it is likely that significant losses will continue into the foreseeable future. Accordingly, the Company may not realize significant revenue or become profitable within the next twelve months which would require additional financing to fund its short and long-term cash needs. The Company is and will be dependent for the foreseeable future on debt financing, loans from related parties, and private placement of common stock for additional financing.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

3.	INVENTORIES

Descriptions	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Raw Material	$33,104	$40,519
Work in Process	83,003	53,466
Finished Goods	23,055	26,574
TOTAL	$139,162	$120,559

4.	EQUIPMENT AND LEASEHOLDS – at cost

Consists of:

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Office Equipment	$ 23,547	$ 23,547
Manufacturing Equipment (i)	218,509	216,509
Protective & Demonstration Equipment	78,045	43,362
Computer Equipment	9,565	9,565
Leasehold Improvements	24,577	24,577
TOTAL	354,243	317,560
Accumulated Depreciation	83,771	61,839
Net Carrying Value	$ 270,472	$ 255,721
(i)

Included in the manufacturing equipment is $98,223 related to equipment, which was not put into commercial use as at June 30, 2007. Accordingly, no depreciation has been recorded on this equipment in accordance with the companies accounting policy.

Depreciation expense for the 3 months period ended June 30, 2007 and 2006 was $12,458 and $8,464, respectively.

Depreciation expense for the 6 months period ended June 30, 2007 and 2006 was $21,932 and $16,887, respectively.

5.	INTANGIBLES

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Licenses	$ 22,122	$ 22,122
Trademarks & Copyrights	822	822
Patents	17,373	17,373
	$ 40,317	$ 40,317
Accumulated amortization	9,467	7,100
Total	$ 30,850	$ 33,217

Amortization expenses for the 3 months period ended June 30, 2007 and 2006 was $1,230 and $1,725, respectively.

Amortization expenses for the 6 months period ended June 30, 2007 and 2006 was $2,367 and $2,242, respectively.

Future amortization expense applicable to the above intangibles is:

2007 remainder	$ 2,552
2008	$ 4,919
2009	$ 4,919
2010	$ 4,919
2011	$ 2,014
Thereafter	$11,527

6.	FINANCIAL INSTRUMENTS

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

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at June 30, 2007.

(c) Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company's financial assets and liabilities including cash and cash equivalents, accounts receivable, investment tax credit recoverable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

7.	LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the six months ended June 30, 2007 totaling 54,289,988 shares (June 30, 2006 – 51,381,492).

Diluted loss per share is not calculated as the effect would be non-dilutive.

8.	COMMON STOCK

Authorized - 1,000,000,000 voting common shares, par value US $0.001

Issued and outstanding common shares at June 30, 2007 – 55,368,040 and at December 31, 2006 – 53,820,158

In June 2007, the Company approved the issuance at June 30, 2007 of common shares to a Director and Officer of the Company in lieu of payment of loans outstanding at June 30, 2007. As a result, 374,900 shares have been reflected as being issued on the end of the day value of the Company’s stock price of $.08 USD in order to satisfy the debt of $29,922.

On May 1, 2007 the Company issued 750,000 units common stock of the Corporation to an investor at a price of $0.10 a unit which included a common stock purchase warrant entitling the holder the ability to acquire up to 1,000,000 common stock of the Corporation at $.08 per share for 3 years.

In January 2007, the Company approved the issuance at March 31, 2007 of common shares to a Director and Officer of the Company in lieu of payment of loans outstanding at March 31, 2007. As a result, 422,982 shares have been reflected as being issued based on the end of day value of the Company’s stock price of $.11 USD in order to satisfy the debt of $53,721.

On April 14, 2005, the Company issued 1,500,000 units to an investor at a price of $1 per unit. Each unit consisted of one treasury common share of Lamperd and two common shares purchase warrants. The resulting 3 million warrants are exercisable at a price per share of US $1.25 for twelve months following April 14, 2005 and US $1.40 thereafter. No warrants were exercised in the quarter ended June 30, 2007.

9.	INCOME TAXES

At June 30, 2007, the Company had cumulative net operating loss carry-forward of approximately $3 million for the Canadian subsidiary and $104,000 for the United States parent company. These amounts will expire in various years through 2015 to 2017 in Canada and 2021 through 2025 in the United States. The related deferred tax assets have been completely offset by a valuation allowance. The Company has no deferred tax liabilities.

10.	RELATED PARTY TRANSACTIONS AND OWING TO SHAREHOLDERS

Related party transactions:

(i) A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company made a payment of $2,120 to this supplier in the six month period ended June 30, 2007 for the manufacturing of various components, and purchases for the Company. At June 30, 2007, the Company owes the supplier $6,327.

(ii) On April 23, 2005, the Company entered into separate consulting agreements with two Directors and Vice Presidents of the Company to provide services for a total of $3,000 each per month. By waiver, the directors voluntarily suspended their fees pending the commencement of future profitability and review by the Board. The waiver has continued throughout the quarter ended June 30, 2007.

(iii) The Company rents premises from a corporation controlled by its Vice President and Director. For six months ended June 30, 2007 and 2006 rent of $44,400 each period was charged and expensed by the Company related to this contract.

(iv) The Company purchased legal consulting services from a shareholder of the Company for $9,000 during the six month period ended June 30, 2007 (Nil in the same period in 2006).

Promissory notes and advances due to shareholders:

(v) On December 7, 2006 two shareholders advanced $25,000 each under terms specified in promissory notes each of which bear interest at 15% per annum to be paid in a lump sum at date of maturity, December 7, 2007. Both loans are unsecured and contain a penalty provision on failure to pay on the maturity date equal to 17% of the unpaid amount.

(vi) On April 12, 2007, $30,000 promissory note is outstanding to a shareholder bearing an interest rate of 15% per annum to be paid in a lump sum at date of maturity, April 11, 2008, and is unsecured and contains penalty provision on failure to pay on the maturity date equal to 17% of the unpaid balance.

(vii) At various dates in 2007, a Director and Officer advanced a total of $45,000 to the Company. These loans are secured by a first charged against assets of the Company bearing an interest rate of 12% effective April 1, 2007 and due on demand.

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

(x) At June 30, 2007, the Company owes a shareholder and officer $36,734 for unpaid wages.

(xi) On May 31, 2007, the Company entered into a demand promissory note with a shareholder in the amount of $84,000, interest (at 10%) and principal payments to be made in monthly installments commencing June 30, 2007 of not less than $750. The lender has the right to demand full repayment of principle and interest at any time. A lenders fee of $5,000 was charged on the transaction.

(xii) On April 12, 2007, the Company entered into a promissory note with a shareholder in the amount of $2,244, interest at 12% and due April 12, 2009.

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

Litigation: Legal proceedings were commenced against the Company by Mintz & Partners, former auditors, for failure to pay what they allege is owed. Management is in dispute over the amount owed and has accrued in the financial statements at June 30, 2007 the amount the Company feels is appropriate.

12.	SUBSEQUENT EVENTS

In July 2007, a Contract Agreement was executed with an individual to perform services as a “Chief Systems Engineer” at a monthly remuneration of $3,500 USD. The Company also entered into an Intellectual Property (I.P.) Assignment Agreement with this person whereby the Company is assigned specific intellectual property rights owned by the individual in exchange for a promissory note for $150,000 USD. The promissory note will become due and repayable upon sale and collection of 50 Firearms Training Systems. In the event of non-payment, interest of 10% per annum on the promissory note is to be paid until such time the principal amount is repaid. In July 2007, the Company also entered a Stock Option Agreement with this individual whereby the individual can purchase up to 250,000 common shares of the Company from treasury at $.10 USD a share. The options become vested as follows: July 20, 2007 – 125,000 shares; December 30, 2007 - 62,500 shares; and June 30, 2008 - 62,500 shares. The options expire July 20, 2012.

In July 2007, the Company entered into a second Intellectual Property (I.P.) Assignment Agreement with a another individual whereby the Company is assigned specific intellectual property rights owned by the individual in exchange for a promissory note for $150,000 USD. The promissory note will become due and repayable upon sale and collection of 50 Firearms Training Systems. In the event of non-payment, interest of 10% per annum on the promissory note is to be paid until such time the principal amount is repaid. In July 2007, the Company also entered a Stock Option Agreement with this individual whereby the individual can purchase up to 150,000 common shares of the Company from treasury at $.10 USD a share. The options become vested as follows: July 20, 2007 – 75,000 shares; December 30, 2007 – 37,500 shares; and June 30, 2008 – 37,500 shares. The options expire July 20, 2012.

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

The effect on the previously issued June 30, 2006 financial statements resulting from the above are as follows:

•	The weighted average number of common shares outstanding at June 30, 2006 is 51,081,492 versus 50,831,492 as previously reported. There is no effect on the reported Loss Per Share.
14.	RESTATEMENT OF MARCH 31, 2007 QUARTERLY REPORT

Amounts totaling $28, 070 should have been included in inventory but were expensed in the first quarter in error. The effect of this error is that the loss as previously reported of $282,127 has been restated to a loss of $254,057. There is no effect on the loss per share as reported.

15.	STOCK OPTIONS

On June 30, 2007 the Company entered into three separate Stock Option Agreements with an employee, a Director/shareholder and a consultant/shareholder for 250,000, 200,000 and 200,000 treasury shares respectively. The exercise price for each option is $0.08 USD and 50% of the amount of the total options available is vested at June 30, 2007 with the balance being vested on December 31, 2007. All of these options expire June 30, 2012.

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

Our Business

Our company is a developer and manufacturer of civil defense products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, our company also manufactures or acquires for resale, shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. Our company also offers less lethal training to police, military, utility companies and private sector security personnel. Training can be provided by experienced military and police contractors in addition to trained civilian contractors which are retained as required by our company with permission from their respective agencies. The training programs offered by our company incorporate the most current less lethal techniques and equipment, including our own products.

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

On July 16, 2007, we entered into a letter of intent dated July 5, 2007 to enter into a joint manufacturing agreement with Lumenyte International Corporation to develop an undercarriage camera inspection system.

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

WASP Composite Rounds

The WASP round is our most technologically advanced product. The round consists of a projectile made from a rubber composite material that does not harden in colder climates and possesses energy dissipation attributes, resulting in a safer and more accurate projectile. The composite material allows it to be used in temperatures ranging from minus 50 degrees Celsius to 100 degrees Celsius. The chemical composition of the projectile dissipates energy upon impact, thus inflicting a level of force that is sufficient to temporarily incapacitate but not kill the intended opponent. The projectile is patent pending in Canada and the United States. The projectile was developed in partnership with the University of Western Ontario. The University of Western Ontario granted us an exclusive world-wide license to the technology pursuant to a license agreement dated January 30, 2005. The license agreement is effective for the term the patent rights are protected, subject to certain conditions. In consideration for the grant of license, we’ve agreed to pay all out-of-pocket expenses incurred by the University of Western Ontario, assume responsibility for future patent prosecution and rights and pay the University a royalty commencing on April 1, 2006 of three percent of revenue directly attributable to the projectile. The royalty is subject to minimum royalty obligations of $5,000 per year for each of the second and third years following the entry into the license agreement, $10,000 per year for the fourth to sixth years, and $20,000 thereafter. As of the report date $7,500 remain due under the terms of this contract.

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

Results of Operations

Six months ended June 30, 2007 compared to the six month period ended June 30, 2006

Our company posted losses of $435,846 for the six months ended June 30, 2007 compared to losses of $495,543 for the six month period ended June 30, 2006. The principal components of the losses were $404,373 of selling, general and administrative expenses for the six months ended June 30, 2007 and $500,069 for the six months ended June 30, 2006.

Our operating expenses for the six months ended June 30, 2007 were $439,926 compared to $519,174 for the six month period ended June 30, 2006.

Our gross margin for the six months ended June 30, 2007 was $4,080 compared to a gross margin of $23,631 for the six months ended June 30, 2006.

Liquidity and Capital Resources

Since April 14, 2005, we have been engaged in the business of developing and manufacturing of civil defense products that are designed as a less lethal alternative to conventional weapons, while we have been generating modest revenues. Our principal capital resources have been acquired through the issuance of common stock.

Accounts receivable decreased $41,447 as of June 30, 2007 as compared to December 31, 2006. The decrease was the result of fewer sales and the decrease value of the US dollar.

At June 30, 2007, we had working capital deficiency of $566,308 compared to $288,189 at December 31, 2006.

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

Going Concern

Our company has shown losses since inception. Management is anticipating that sales of launcher and ammunitions will increase in the next quarter with volume growing in the next two quarters. While we have sufficient funds to operate through the next quarter, the continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Purchase of Significant Equipment

No significant purchases are planned for the next 12 months.

Personnel

As of June 30, 2007, we have 5 full-time employees and 1 part-time employee. Of those employees, none are covered by collective bargaining agreements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2007.

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

Management is aware of similar products which compete directly with our products and some of the companies developing these products have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our product line from those of our competitors and build our distribution network. To achieve this we may have to substantially increase marketing and research and development in order to compete effectively. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Due to minimal revenue and lack of cash flow we cancelled the product liability insurance policy in July of 2006. We have subsequently reinstated our product liability insurance on May 1, 2007. We cannot make assurances that resources will be available in the foreseeable future to cover any potential product liability litigation or claims should any arise during the period that our company was self-insured.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2007, we have continued an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president, principal executive officer and principal accounting officer. Based upon that evaluation and within the possible scope of companies our size, our president, principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 1, 2007 a Statement of Claim was filed against our company by Mintz & Partners LLP for the amount of $103,248. Our company is disputing this amount and plans on defending itself and counter claiming against Mintz. Our company and Mintz are in a settlement discussion. Proceedings have being requested to be held in the City of Toronto, in the Province of Ontario at the Ontario Superior Court of Justice.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 31, 2007, we issued 671,516 shares of common stock to a company controlled by our vice president, for services rendered in lieu of a cash payment. The common stock was issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

On May 1, 2007, we issued 750,000 shares of common stock of our company at a purchase price of $0.10 per share for gross proceeds of $75,000. The common stock was issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933. In addition, we issued 1,000,000 share purchase warrants. Each share purchase warrant is exercisable until May 1, 2010 at an exercise price of US$0.08 per share.

On June 30, 2007, we issued 374,900 shares of common stock to a company controlled by our vice president, for services rendered in lieu of a cash payment. The common stock was issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

On June 30, 2007, we granted stock options to three (3) employees to purchase an aggregate of 900,000 shares of our common stock at an exercise price of $0.08 per share, exercisable until June 30, 2012. We issued the stock options to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

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

Date: August 13, 2007