Form 10QSB
period 2007-09-30
LAMPERD LESS LETHAL INC
filed 2007-11-14
CIK 1169394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-50011

LAMPERD LESS LETHAL INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0358040
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

It is the opinion of management that the consolidated interim financial statements for the quarter ended September 30, 2007 includes all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Canadian Funds)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$57,008	$1,443
Accounts receivable	27,111	70,095
Inventories (Note 3)	121,084	120,559
Sundry	11,397	6,278
Total Current Assets	216,600	198,375
Equipment and leaseholds - net (Note 4)	256,064	255,721
Intangibles (Note 5)	29,620	33,217
TOTAL ASSETS	$502,284	$487,313

LIABILITIES
Current Liabilities
Accounts payable	$385,173	$345,197
Accrued liabilities	94,594	65,200
Promissory notes and advances due to
Shareholders and employees (Note 10)	412,181	76,167
Total Current Liabilities	891,948	486,564

CONTINGENCIES AND COMMITMENTS (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock (Note 8)
Authorized 1,000,000,000 common shares, $0.001(USD) per
share par value
Issued and outstanding 55,368,040 common shares at
September 30, 2007 and 53,820,158 at December 31, 2006	67,697	65,947
Additional paid - in capital	2,499,949	2,331,588
Retained Deficit	(2,957,310)	(2,396,786)
Total Stockholders’ Equity (Deficit)	(389,664)	749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)	$502,284	$487,313

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Canadian Funds)
(Unaudited)

	Number of	Common	Additional	Retained	Total
	Common	Stock	Paid-in Capital	Deficit	Stockholders’
	Shares				Equity
					(Deficit)

Balance December 31, 2006 (audited)	$53,820,158	$65,947	$2,331,588	$(2,396,786)	$749
Issuance of common shares (Note 8)	422,982	488	53,233		53,721
Restated Net Loss for the quarter ended
March 31, 2007 (Note 12)				(254,057)	(254,057)

Restated Balance March 31, 2007	54,243,140	66,435	2,384,821	(2,650,843)	(199,587)
Issuance of common shares (Note 8)	1,124,900	1,262	115,128		116,390
Net Loss for the period				(181,789)	(181,789)
Balance June 30, 2007	55,368,040	67,697	2,499,949	(2,832,632)	(264,986)
Net Loss for the period				(124,678)	(124,678)
Balance September 30, 2007	$55,368,040	$67,697	$2,499,949	$(2,957,310)	$(389,664)

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Canadian Funds)
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Month Period	Month Period	Month Period	Month Period
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

REVENUE	$99,930	$109,250	$178,760	$306,703

COST OF GOODS SOLD	81,753	83,263	156,503	257,085
GROSS MARGIN	18,177	25,978	22,257	49,618
EXPENSES
Selling, general and administrative	127,217	189,924	531,590	689,993
Research and development	-	4,273	11,254	4,273
Depreciation and amortization	15,638	10,295	39,937	29,400

TOTAL EXPENSES	142,855	204,492	582,781	723,666

NET LOSS	$(124,678)	$(178,505)	$(560,524)	$(674,048)

LOSS PER SHARE (Note 7)	(0.00)	(0.00)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON
SHARES OUTSTANDING (Note 7)	55,368,040	51,434,783	54,653,287	51,200,549

See accompanying notes to condensed consolidated financial statements

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Canadian Funds)
(Unaudited)

	For the Nine	For the Nine
	Month Period Ended	Month Period Ended
	September 30, 2007	September 30, 2006
CASH FLOWS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net Loss for the period	$(560,524)	$(674,048)
Depreciation and amortization	39,937	29,400
Net change in non-cash operating assets and liabilities:	(520,587)	(644,648)
Accounts receivable	42,984	(37,320)
Inventories	(525)	41,936
Sundry	(5,119)	93,541
Accounts payable	39,976	170,540
Accrued liabilities	29,394	-
Deferred revenue	-	4,604
Net cash used in operating activities	(413,877)	(371,347)

INVESTING ACTIVITIES
Additions to equipment and intangibles	(36,683)	(17,716)
Net cash used in investing activities	(36,683)	(17,716)
FINANCING ACTIVITIES
Proceeds from promissory notes and advances due to shareholders	336,014	23,992
Proceeds from share issuance	170,111	67,932
Net cash provided by financing activates	506,125	91,924
CHANGE IN CASH AND CASH EQUIVALENTS	55,565	(297,139)
CASH AND CASH EQUIVALENTS, beginning of period	1,443	310,610

CASH AND CASH EQUIVALENTS, end of period	$57,008	$13,471

Cash paid for interest in the nine month period ended September 30, 2007 and September 30, 2006 was $ 4,560 and $5,740 respectively. No cash was paid for income taxes in the nine months ended September 30, 2007 and 2006.

See Note 8 for supplemental information for non-cash transactions

See accompanying notes to condensed consolidated financial statements.

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
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

Consolidation: These unaudited condensed consolidated financial statements of Lamperd Less Lethal Inc. (referred to herein as “we”, “our”, “Lamperd” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report Form 10-KSB for the year ended December 31, 2006.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

3.	INVENTORIES

	September 30, 2007	December 31, 2006
Description	(Unaudited)	(Audited)

Raw Material	$25,454	$40,519
Work in Process	72,846	53,466
Finished Goods	22,784	26,574

TOTAL	$121,084	$120,559

4.	EQUIPMENT AND LEASEHOLDS – at cost

Description	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Office Equipment	$ 23,547	$ 23,547
Manufacturing Equipment (i)	218,509	216,509
Protective & Demonstration Equipment	78,045	43,362
Computer Equipment	9,565	9,565
Leasehold Improvements	24,577	24,577
TOTAL	354,243	317,560
Accumulated Depreciation	98,179	61,839
Net Carrying Value	$ 256,064	$ 255,721

(i)

Included in the manufacturing equipment is $98,223 related to equipment, which was not put into commercial use as of September 30, 2007. Accordingly, no depreciation has been recorded on this equipment in accordance with the Company’s accounting policy.

Depreciation expense for the 3 month period ended September 30, 2007 and 2006 was $ 14,408 and $ 8,570, respectively. Depreciation expense for the 9 month period ended September 30, 2007 and 2006 was $ 36,340 and $ 25,540, respectively.

5.	INTANGIBLES

	September 30, 2007	December 31, 2006
Description	(Unaudited)	(Audited)
Licenses	$22,122	$22,122
Trademarks & Copyrights	822	822
Patents	17,373	17,373
	$40,317	$40,317
Accumulated amortization	10,697	7,100

Total	$29,620	$33,217

Amortization expenses for the 3 months period ended September 30, 2007 and 2006 was $ 1,230 and $ 1,725, respectively.

Amortization expenses for the 9 months period ended September 30, 2007 and 2006 was $ 3,597 and $ 3,860, respectively.

Future amortization expense applicable to the above intangibles is:

2007 remainder	$ 1,322
2008	$ 4,919
2009	$ 4,919
2010	$ 4,919
2011	$ 2,014
Thereafter	$ 11,527

6.	FINANCIAL INSTRUMENTS

	(a)	Credit Risk

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

The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependant on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at September 30, 2007.

	(c)	Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company's financial assets and liabilities including cash and cash equivalents, accounts receivable, investment tax credit recoverable, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these items.

7.	LOSS PER SHARE

Loss per share is calculated on the basis of the weighted average number of common shares outstanding for the nine months ended September 30, 2007 totaling 54,653,287 shares (September 30, 2006 – 51,200,549).

Diluted loss per share is not calculated as the effect would be non-dilutive.

8.	COMMON STOCK

Authorized - 1,000,000,000 voting common shares, par value US $0.001

Issued and outstanding common shares at September 30, 2007 – 55,368,040 and at December 31, 2006 – 53,820,158

In June 2007, the Company approved the issuance of common shares effective on June 30, 2007 to a Director and Officer of the Company in lieu of payment of loans outstanding at June 30, 2007. As a result, 374,900 shares have been reflected as being issued at the end of the day value of the Company’s stock price of USD $.08 in order to satisfy the debt of $29,992.

On May 1, 2007 the Company issued 750,000 shares of common stock of the Corporation to an investor at a price of USD $0.10 per share which included a common stock purchase warrant entitling the holder the ability to acquire up to 1,000,000 common shares of the Corporation at USD $.08 per share for 3 years.

In January 2007, the Company approved the issuance effective March 31, 2007 of common shares to a Director and Officer of the Company in lieu of payment of loans outstanding at March 31, 2007. As a result, 422,982 shares have been reflected as being issued based on the end of day value of the Company’s stock price of USD $.11 in order to satisfy the debt of $53,721.

On April 14, 2005, the Company issued 1,500,000 shares to an investor at a price of USD $1 per share. Each unit consisted of one treasury common share of Lamperd and two common shares purchase warrants. The resulting 3 million warrants are exercisable at a price per share of USD $1.25 for twelve months following April 14, 2005 and USD $1.40 thereafter. No warrants were exercised in the quarter ended September 30, 2007.

9.	INCOME TAXES

At September 30, 2007, the Company had cumulative net operating loss carry-forward of approximately $3.1 million for the Canadian subsidiary and $104,000 for the United States parent company. These amounts will expire in various years through 2015 to 2017 in Canada and 2021 through 2025 in the United States. The related deferred tax assets have been completely offset by a valuation allowance. The Company has no deferred tax liabilities.

10.	RELATED PARTY TRANSACTIONS, DUE TO SHAREHOLDERS AND EMPLOYEES

Related party transactions:

(i) A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company made a payment of $2,120 to this supplier in the nine month period ended September 30, 2007 for the manufacturing of various components, and purchases for the Company. At September 30, 2007, Lamperd owes this company $6,327.

(ii) On April 23, 2005, the Company entered into separate consulting agreements with two Directors and Vice Presidents of the Company to provide services for a total of $3,000 each per month. By waiver, the directors voluntarily suspended their fees pending the commencement of future profitability and review by the Board. The waiver has continued throughout the quarter ended September 30, 2007.

(iii) The Company rents premises from a corporation controlled by its Vice President and Director. For nine months ended September 30, 2007 and 2006 rent of $ 66,600 each period was charged and expensed by the Company related to this contract.

(iv) The Company purchased legal consulting services from a shareholder of the Company for $ 18,500 during the nine month period ended September 30, 2007 (Nil in the same period in 2006) of which $ 9,500 is unpaid at September 30, 2007.

Promissory notes and advances due to shareholders and employees:

(v) On December 7, 2006 two shareholders advanced $ 25,000 each under terms specified in promissory notes, each of which bear interest at 15% per annum to be paid in a lump sum at date of maturity, December 7, 2007. Both loans are unsecured and contain a penalty provision on failure to pay on the maturity date equal to 17% of the unpaid amount.

(vi) On April 12, 2007, a shareholder advanced $ 30,000 bearing an interest rate of 15% per annum, to be repaid in a lump sum at date of maturity, April 11, 2008, and is unsecured with a penalty provision on failure to pay on the maturity date equal to 17% of the unpaid balance.

(vii) At various dates in 2007, a shareholder, director and officer advanced a total of $ 100,368 to the Company of which $ 45,000 of these advances are secured by a note to be first charged against assets of the Company bearing an interest rate of 12% per annum effective April 1, 2007 and due on demand. The remaining balances of the loans are unsecured, non interest bearing and due on demand.

(viii) In February 2007, the Company entered into a demand promissory note bearing interest of 8% per annum with a shareholder in the amount of $50,000. This note had a lenders fee of $6,000 netting $44,000 to the Company. Payments on the note commence July 1, 2007 of not less than $10,000 and shall be payable monthly thereafter until principal and interest are fully paid. The lender has the right to demand full repayment of principal and interest at any time. None of these payments have been paid as of September 30, 2007.

(ix) On March 12, 2007, two shareholders each advanced $ 10,000 to the Company at an interest rate of 15% per annum, principal and interest due in full on the anniversary date of the loan. The loans are unsecured.

(x) At September 30, 2007, the Company owes a shareholder and officer $ 55,886 for unpaid wages.

(xi) On May 31, 2007, the Company entered into a demand promissory note with a shareholder in the amount of $ 80,000, interest (at 10% per annum) and principal payments to be made in monthly installments commencing June 30, 2007 of not less than $ 750. The lender has the right to demand full repayment of principal and interest at any time. A lenders fee of $ 5,000 was charged on the transaction. No principal payments have been made on the loan as of September 30, 2007.

(xii) On April 12, 2007, the Company entered into a promissory note with a shareholder in the amount of $2,000, interest at 12% per annum and due April 12, 2009.

(xiii) At September 30, 2007, the Company owes employees, a director and a shareholder a total of $ 23,926 for unpaid expenses and services.

11.	CONTINGENCIES AND COMMITMENTS

Because of the nature of the Company’s products, it is possible that the Company could be subject to lawsuits and claims with respect to product liability litigation in the future. The Company’s ability to defend itself in the event of such litigation will depend upon the existing resources at that time. During the second quarter of 2006 the Company cancelled its product liability insurance coverage for cost considerations. On May 1, 2007, the Company purchased new product liability coverage. On July 26, 2007 the Company cancelled its product liability coverage. The Company cannot make assurances that resources will be available in the foreseeable future to cover any potential product liability litigation or claims should any arise during the period that the Company was self-insured.

Litigation: Legal proceedings were commenced against the Company by Mintz & Partners, former auditors, for failure to pay what they allege is owed. Management is in dispute over the amount owed and has accrued in the financial statements at June 30, 2007 the amount the Company feels is appropriate.

In July 2007, a Contract Agreement was executed with an individual to perform services as a “Chief Systems Engineer” at a monthly remuneration of $ 3,500 USD. The Company also entered into an Intellectual Property (I.P.) Assignment Agreement with this person whereby the Company is assigned specific intellectual property rights owned by the individual in exchange for a promissory note for $ 150,000 USD. The promissory note will become due and repayable upon sale and collection of 50 Firearms Training Systems. In the event of non-payment, interest of 10% per annum on the promissory note is to be paid until such time the principal amount is repaid.

In July 2007, the Company entered into a second Intellectual Property (I.P.) Assignment Agreement with another individual whereby the Company is assigned specific intellectual property rights owned by the individual in exchange for a promissory note for $ 150,000 USD. The promissory note will become due and repayable upon sale and collection of 50 Firearms Training Systems. In the event of non-payment, interest of 10% per annum on the promissory note is to be paid until such time the principal amount is repaid.

12.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The effect on the previously issued September 30, 2006 financial statements resulting from the above are as follows:

The weighted average number of common shares outstanding at September 30, 2006 is 51,200,549 versus 50,950,549 as previously reported. There is no effect on the reported Loss Per Share.

A restatement of the March 31, 2007 quarterly report was necessary where amounts totalling $28,070 should have been included in inventory but were expensed in error in the first quarter of 2007. The effect of this error was that the loss as previously reported of $282,127 has been restated to a loss of $254,057. There is no effect on the loss per share as reported.

13.	STOCK OPTIONS

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

In July 2007, the Company entered a Stock Option Agreement with a contract employee whereby the individual can purchase up to 250,000 common shares of the Company from treasury at $.10 USD a share. The options become vested as follows: July 20, 2007 – 125,000 shares; December 30, 2007 - 62,500 shares; and June 30, 2008 - 62,500 shares. The options expire July 20, 2012.

In July 2007, the Company entered a Stock Option Agreement with another supplier whereby the individual can purchase up to 150,000 common shares of the Company from treasury at $.10 USD a share. The options become vested as follows: July 20, 2007 – 75,000 shares; December 30, 2007 – 37,500 shares; and June 30, 2008 – 37,500 shares. The options expire July 20, 2012.

None of the stock options referred to above have been exercised as of September 30, 2007.

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

Our Business

Our company is a developer, reseller and manufacturer of civil defence products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, our company manufactures or acquires for resale, shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. Our company also offers less lethal training to police, military, utility companies and private sector security personnel. Training can be provided by experienced military and police contractors in addition to trained civilian contractors which are retained as required by our company with permission from their respective agencies. The training programs offered by our company incorporate the most current less lethal techniques and equipment, including our own products.

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

WASP Composite Rounds

The WASP round is our most technologically advanced product. The round consists of a projectile made from a rubber composite material that does not harden in colder climates and possesses energy dissipation attributes, resulting in a safer and more accurate projectile. The composite material allows it to be used in temperatures ranging from minus 50 degrees Celsius to 100 degrees Celsius. The chemical composition of the projectile dissipates energy upon impact, thus inflicting a level of force that is sufficient to temporarily incapacitate but not kill the intended opponent. The projectile is patent pending in Canada and the United States. The projectile was developed in partnership with the University of Western Ontario. The University of Western Ontario granted us an exclusive world-wide license to the technology pursuant to a license agreement dated January 30, 2005. The license agreement is effective for the term the patent rights are protected, subject to certain conditions. In consideration for the grant of license, we’ve agreed to pay all out-of-pocket expenses incurred by the University of Western Ontario, assume responsibility for future patent prosecution and rights and pay the University a royalty commencing on April 1, 2006 of three percent of revenue directly attributable to the projectile. The royalty is subject to minimum royalty obligations of $5,000 per year for each of the second and third years following the entry into the license agreement, $10,000 per year for the fourth to sixth years, and $20,000 thereafter. Our Company has accrued $3,750 as of September 30, 2007 in connection with the 2007 royalty obligation.

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

Results of Operations

Nine months ended September 30, 2007 compared to the nine month period ended September 30, 2006

Our company posted losses of $ 560,524 for the nine months ended September 30, 2007 compared to losses of $ 674,048 for the nine month period ended September 30, 2006. The principal components of the losses were $ 531,590 of selling, general and administrative expenses for the nine months ended September 30, 2007 and $ 689,993 for the nine months ended September 30, 2006.

Our operating expenses for the nine months ended September 30, 2007 were $ 582,781 compared to $ 723,666 for the nine month period ended September 30, 2006. The decrease was largely the result of the cancellation of the Companies insurance policy and reductions in payroll wages.

Our gross margin for the nine months ended September 30, 2007 was $ 22,257 compared to a gross margin of $ 49,618 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Since April 14, 2005, we have been engaged in the business of developing and manufacturing of civil defense products that are designed as a less lethal alternative to conventional weapons, while we have been generating modest revenues. Our principal capital resources have been acquired through the issuance of common stock.

Accounts receivable decreased $ 42,984 as of September 30, 2007 as compared to December 31, 2006. The decrease was the result of fewer sales and a decrease in the value of the US dollar.

At September 30, 2007, we had a working capital deficiency of $ 675,348 compared to $ 288,189 at December 31, 2006.

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

Research and Development

Our company’s research and development efforts are focused on enhancing our less lethal products including: (i) periodic redesign of products and incorporation of new technologies to improve performance and manufacturability; (ii) design of new product lines for additional specialized applications; and (iii) expansion and adoption of existing products to accommodate the requirements of customer needs. Research and development efforts are conducted in-house.

Purchase of Significant Equipment

No significant purchases are being planned for the next 12 months.

Personnel

As of September 30, 2007, we have 4 full-time employees. Of those employees, none are covered by collective bargaining agreements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2007.

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

Management is aware of similar products which compete directly with our products and some of the companies developing these products have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our product line from those of our competitors and build our distribution network. To achieve this we may have to substantially increase marketing and research and development in order to compete effectively. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Due to minimal revenue and lack of cash flow we cancelled the product liability insurance policy in July of 2006. We have subsequently reinstated our product liability insurance on May 1, 2007. On July 26, 2007, the Company cancelled its product liability coverage. We cannot make assurances that resources will be available in the foreseeable future to cover any potential product liability litigation or claims should any arise during the period that our company was self-insured.

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority (formerly National Association of Securities Dealers Inc),hereafter referred to as “NASD”, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president, principal executive officer and principal accounting officer. Based upon that evaluation, our president, principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On February 1, 2007 a Statement of Claim was filed against our company by Mintz & Partners LLP for the amount of $103,248. Our company is disputing this amount and plans on defending itself and counter claiming against Mintz. Our company and Mintz are in a settlement discussion. Proceedings have being requested to be held in the City of Toronto, in the Province of Ontario at the Ontario Superior Court of Justice. There are no changes to this lawsuit as of September 30, 2007.

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

10.5	License Agreement dated January 20, 2005 between 1476246 Ontario Limited and The University of Western Ontario (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

Exhibit	Description

10.6

Voting Agreement dated March 1, 2005 between Barry Lamperd, D’Arcy Bell, Dominic DiCarlo, Bruce Strebinger, Mercer Investments Inc. and 1476246 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.7	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and Dominic DiCarlo (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.8	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and 1476232 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.9	Letter of Intent dated May 18, 2005 between Lamperd Less Lethal Inc. and Taylor’s & Co. Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 27, 2005).

10.10	Geographic Exclusive Commissioned Sales Agent Agreement dated as of August 2, 2005 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2005).

21.	Subsidiaries of the Small Business Issuer

21.1	1476246 Ontario Limited

14.	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on March 30, 2004).

31.	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.

32.	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.

By: /s/ Barry Lamperd
       Barry Lamperd
       President and Director
       (Principal Executive Officer, Principal Financial Officer
       and Principal Accounting Officer)

Date:November 14, 2007