Form 10KSB
period 2007-12-31
LAMPERD LESS LETHAL INC
filed 2008-05-15
CIK 1169394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-50011

LAMPERD LESS LETHAL INC.
(Name of small business issuer in its charter)

Nevada	98-0358040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Michener Road,
Sarnia, Ontario Canada	N7S 4B1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 519-344-4445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
 Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2007 is $295,862

Issuer’s aggregate market value of the voting common equity held by non-affiliates at March 31, 2008 was:

44,445,173 common shares @ $0.062 (1) = USD$2,755,600
(1) Average of bid and ask closing prices on March 31, 2008.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

59,871,043 common shares issued and outstanding as of March 31, 2008.

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

Our Current Business

Our company is now a developer and manufacturer of civil defense products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, our company also manufactures shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. Our company also offers less lethal training to police, military and private sector security personnel. Training can be provided by experienced military and police contractors in addition to trained civilian contractors which are retained as required by our company with permission from their respective agencies. The training programs offered by our company incorporate the most current less lethal techniques and equipment, including our own products.

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

Munitions

We manufacture six types of proprietary munitions used by the launchers. Each of the munitions is made in 20 gauge, 12 gauge, 37mm and 40mm and 50 caliber sizes. In addition, our munitions are compatible with other 20 gauge, 12 gauge, 37mm, 40mm and 50 caliber conventional weapons delivery systems. The munitions are designed to ensure the safety of the operator and incapacitate rather than kill an opponent.

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

Our Firearm Training System, (FTS) is a simulation training systems, to develop both fundamental basic and judgmental skills for lethal / less lethal applications through computerized video hit projections. The FTS product scenario can be customized to the customer needs.

Lumenyte Lamperd Undercarriage Camera Inspection System (LLUCIS) is a powerful camera systems to assist security personal in carrying out detailed vehicle inspections from a safe distance. This is a portable system utilizes 5 digital video cameras along with a patent pending LED lighting array which provides full non glare illumination. Images, are digitally recorded to a computerized control system.

Employees

As at December 31, 2007, we have 5 full-time employees and 3 part-time employee.

Research and Development

For the fiscal years ended December 31, 2007 and 2006 we expended approximately $29,142 and $4,369 on research and development activities respectively.

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

Raw Materials And Principal Suppliers

The principal components of our products are readily available from a variety of sources. The prices for these components are subject to market forces largely beyond our control. The prices for these components have varied in the past and may vary significantly in the future. The WASP synthetic round is made from a proprietary rubber compound. The aluminum for our launchers is readily available from a number of local sources.

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

Management is aware of similar products which compete directly with our products and some of the companies developing these products have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our product line from those of our competitors and build our distribution network. To achieve this we may have to substantially increase our marketing research and development in order to compete effectively. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Due to minimal revenue and lack of cash flow we have cancelled the product liability insurance policy. The Company is researching other insurance agencies that are more competitive with their price coverage. We plan to implement our product liability insurance in 2008.

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

Our current and future international operations are and will be subject to various risks, including: foreign import controls (which may be arbitrarily imposed and enforced and which could interrupt our supplies or prohibit customers from purchasing our products); exchange rate fluctuations; the necessity of obtaining government approvals for both new and continuing operations; and legal systems of decrees, laws, taxes, regulations, interpretations and court decisions that we are not familiar with. One component of our strategy is to expand our operations into selected international markets. Foreign countries in which we are actively marketing include the United States and Israel; we intend to commence marketing efforts in Nigeria in the near future. We, however, may be unable to execute our business model in this market or new markets. Further, foreign providers of competing products and services may have a substantial advantage over us in attracting consumers and businesses in their country due to earlier established businesses in that country, greater knowledge with respect to the cultural differences of consumers and businesses residing in that country and/or their focus on a single market. As a result, we expect to experience higher costs as a percentage of any revenues that we may generate in the future in connection with the development and maintenance of international sales. In pursuing our international expansion strategy, we face several additional risks, including:

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

- longer payment cycles and foreign currency fluctuations; and

- economic downturns.

We propose to operate in areas where local government policies regarding foreign entities and the regulation of less lethal products are often uncertain. We therefore cannot, be certain that we are in compliance with, or will be protected by, all relevant local laws and taxes at any given point in time. A subsequent determination that we failed to comply with relevant local laws and taxes could have a material adverse effect on our business, financial condition, results of operations and liquidity. One or more of these factors could adversely affect our future international operations and, consequently, could have a material adverse effect on our business, financial condition, results of operation and liquidity.

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

Our principal executive offices are located at 1200 Michener Road, Sarnia, Ontario, Canada. The 10,000 square foot space is leased for $6,400 per month for an additional three year term that commenced on January 1, 2008. The Company also leases another 3,000 square feet for $1,000 a month. There is no signed agreement for the additional leased space. We believe that our principal office will be adequate for our needs for the next 2-3 years. In addition to our principal office, we periodically lease a 15 acre property which our company utilizes as a training facility to hold our diverse training programs. The property is leased as required for a fluctuating daily fee.

Item 3.	Legal Proceedings.

A Statement of Claim on February 1, 2007 has been filed against our company by Mintz & Partners LLP for the amount of $103,248. Our company is disputing this amount and plans to defend itself and is counter claiming against Mintz. Our company and Mintz are in a settlement discussion. Proceedings have being requested to be held in the City of Toronto, in the Province of Ontario at the Ontario Superior Court of Justice.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On June 5, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Sinewire Networks Inc." and under the symbol "SNTW". On March 21, 2005, we changed our name from "Sinewire Networks Inc." to "Lamperd Less Lethal Inc". The name change took effect with the NASD Inc.’s Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under our new stock symbol "LLLI".The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended 2006 and 2005. The bid information was obtained from Stock-watch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High ($)	Low ($)
March 31, 2005	1.30	0.985
June 30, 2005	4.56	1.25
September 29, 2005	1.99	0.47
December 31, 2005	1.07	0.36
March 31, 2006	0.52	0.20
June 30, 2006	0.42	0.14
September 29, 2006	0.22	0.08
December 31, 2006	0.16	0.08
March 31, 2007	0.11	.10
June 29, 2007	0.08	0.07
September 28, 2007	0.08	0.06
December 31, 2007	0.04	0.03

(1) Our common stock received approval for quotation on June 5, 2003. The first trade occurred March 31, 2005.

On March 31, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.062

As of March 31, 2008, there were 33 holders of record of our common stock. As of such date, 59,871,043 common shares were issued and outstanding.

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

Equity Compensation Plan Information

On December 4, 2006, our directors adopted a stock option plan (the “2006 Option Plan”) for our directors and employees, reserving a total of 2,000,000 shares of our common stock for issuance pursuant to grants made under the 2006 Option Plan. The 2006 Option Plan was effective October 1, 2006

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2007.

			Number of
			securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security
holders	N/A	N/A	N/A
Equity compensation plans
not approved by security
holders	200,000	$0.10	1,800,000
	650,000	$0.08	1,150,000
	250,000	$0.10	900,000
	500,000	$0.04	400,000
Total	1,600,000	$117,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

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

Effective December 4, 2006, we granted stock options to two (2) employees to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.10 per share, exercisable until December 4, 2013. We issued the stock options to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On March 2, 2006, we issued an aggregate of 500,000 shares to two individuals in an offshore transaction for which we relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated there under.

Effective May 1, 2007, we issued in a private placement offering for 750,000 shares at US $.10 a unit which included a common stock purchase warrant entitling the holder to acquire up to 1,000,000 common shares in the company at US $0.08 per share, expiring April 30, 2010.

Effective June 30, 2007, we granted stock options to one (1) director one (1) employee and one (1) Consultant to purchase an aggregate of 650,000 shares of our common stock at an exercise price of $0.08 per share, exercisable until June 30, 2012. We issued the stock options to two (3) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective July 20, 2007, we granted stock options to one (1) consultant to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $0.10 per share, exercisable until

July 20, 2012. Stock options were issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933

Effective December 31, 2007 we granted stock options to one (1) employee to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.04 per share, exercisable until December 31, 2012. We issued the stock options to two (1) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

On March 31, 2007, we issued an aggregate of 422,982 shares of common stock to one (1) director for services or supplies provided to our company for the period ending June 30, 2007. The common stock was issued to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 30, 2007, we issued an aggregate of 374,900 shares of common stock to one (1) director for services or supplies provided to our company for the period ending June 30, 2007. The common stock was issued to one (1) non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 31, 2007, we issued an aggregate of 4,503,003 shares of common stock to two (2) directors one (1) employee and one (1) consultant as payment for services or supplies provided to our company for the period ending December 31, 2007. The common stock was issued to three (4) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

General – Explanation of Comparative Periods

The acquisition of 1476246 Ontario Limited was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of 1476246 Ontario Limited controlled a majority of our shares of common stock immediately upon conclusion of the transaction and the continuing business is that of 1476246 Ontario Limited. Under reverse acquisition accounting, the post-acquisition entity is accounted for as a recapitalization of 1476246 Ontario Limited. After completion of the acquisition, we changed our name to “Lamperd Less Lethal Inc.” to affect our newly acquired business.

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

Plan of Operation

Results of Operations

Year Ended December 31, 2007 compared with year ended December 31, 2006

We posted losses of $792,863 for the year ended December 31, 2007 compared to losses of $842,016 for the year ended December 31, 2006, and losses of $3,024,376 since inception to December 31, 2007. The principal component of the loss was for general and administrative expenses.

Operating expenses for the year ended December 31, 2007 were $876,392 compared to $895,413 for the year ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Cash used in operating activities was $261,332 during the year ended December 31, 2007. Cash of $35,918 was used in the purchase of equipment and leaseholds. There was a net cash inflow of $295,088 from financing activities during the year ended December 31, 2007, which was mostly derived from proceeds from promissory notes and advances.

From inception on October 4, 2001 to April 13, 2005, the Company was engaged as a start-up wireless internet service provider. Since April 14, 2005, the Company has been engaged in the business of developing and manufacturing of civil defense products that are designed as a less lethal alternative to conventional weapons. Our principal capital resources have been acquired through the issuance of common stock.

Year Ended December 31, 2007 compared with year ended December 31, 2006

At December 31, 2007, we had a working capital deficit of $608,677 compared to working capital deficit of $288,189 at December 31, 2006.

At December 31, 2007, we had assets of $426,274 compared to our assets at December 31, 2006 of $487,313.

At December 31, 2007, our total liabilities were $765,269 compared to our liabilities of $486,564 as at December 31, 2006.

At December 31, 2007, we have bank indebtedness of $7,410 compared to cash on hand of $1,443 as at December 31, 2006.

We have no long-term debt as at December 31, 2007.

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

Product Research and Development

We anticipate that we will expend $55,000 on research and development over the twelve months ending December 31, 2008.

Purchase of Significant Equipment

No significant purchases are being planned for the next 12 months.

Going Concern

Not having generated significant revenues, in the consolidated financial statements for the year ended December 31, 2007, our independent auditor included in their Report to Shareholders dated May 13, 2008 an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We incurred losses in our first three years of business totaling of $3,189,649. Because of these losses and potential future losses, we will require additional working capital to develop our business operations.

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

Related Party Transactions

During the year ended December 31, 2007 the Company entered into various transactions with related parties. For a complete description, see the financial statements.

Recently Issued Accounting Standard

See Note 2 in the financial statements for a discussion of recent accounting pronouncements affecting the Company.

Application of critical accounting policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial position.

Item 7.	Financial Statements.

Our financial statements are stated in Canadian dollars unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditors' Report, May 13, 2008

Consolidated Balance Sheets at December 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the years ended December 31, 2007, and December 31, 2006

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007, and December 31, 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007, and December 31, 2006

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lamperd Less Lethal Inc.

We have audited the accompanying consolidated balance sheet of Lamperd Less Lethal Inc. as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamperd Less Lethal Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred a working capital deficiency and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Danziger Hochman Partners LLP

Toronto, Canada
May 13, 2008

Source: LAMPERD LESS LETHAL, 10KSB, April 17, 2007

LAMPERD LESS LETHAL INC.
CONSOLIDATED BALANCE SHEETS
(Canadian Funds)
As at December 31

	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$-	$1,443
Accounts receivable	23,580	70,095
Inventories	131,900	120,559
Sundry	1,512	6,278
Total Current Assets	156,992	198,375

Property and equipment– net	241,657	255,721
Intangible assets	27,625	33,217

TOTAL ASSETS	$426,274	$487,313

LIABILITIES
Current Liabilities
Bank indebtedness	$7,410	$-
Accounts payable	216,203	228,373
Accrued liabilities	252,274	182,024
Due to shareholders, directors, officers and employees	289,382	76,167
Total Current Liabilities	765,269	486,564

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common Stock
Authorized 1,000,000,000 common stock, US dollar
$0.001 par value
Issued and outstanding 59,871,043 common stock
(2006 - 53,820,158)	72,087	65,947
Additional paid-in capital	2,778,567	2,331,588
Accumulated Deficit and Comprehensive Loss	(3,189,649)	(2,396,786)
Total Stockholders’ Equity (Deficiency)	(338,995)	749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	$426,274	$487,313

GOING CONCERN
CONTINGENCIES AND COMMITMENTS
SUBSEQUENT EVENTS

The accompanying notes are an integral part of these consolidated financial statements

LAMPERD LESS LETHAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Canadian Funds)

	Number of	Par value	Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance December 31, 2005	50,750,000	$62,696	$1,937,738	$(1,554,770)	$445,664
Issuance of common shares	3,070,158	3,251	393,850	-	397,101
Net loss for the year				(842,016)	(842,016)
Balance December 31, 2006	53,820,158	$65,947	$2,331,588	$(2,396,786)	$749
Issuance of common shares	6,050,885	6,140	344,091	-	350,231
Net loss for the year	-	-	-	(792,863)	(792,863)
Share-based compensation costs	-	-	102,888	-	102,888
Balance December 31, 2007	59,871,043	$72,087	$2,778,567	$(3,189,649)	$(338,995)

The accompanying notes are an integral part of these consolidated financial statements

LAMPERD LESS LETHAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Canadian Funds)
Years ended December 31

	2007	2006

REVENUE	$295,862	$368,747
COST OF GOODS SOLD	212,333	315,350
GROSS MARGIN	83,529	53,397
EXPENSES
Selling, general and administrative	752,964	849,862
Research and development	29,142	4,369
Interest – loans and advances	29,222	-
Interest – other	9,489	689
Depreciation and amortization	55,575	40,493
TOTAL EXPENSES	876,392	895,413
NET LOSS	$(792,863)	$(842,016)

LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	54,845,781	51,551,104

The accompanying notes are an integral part of these consolidated financial statements

LAMPERD LESS LETHAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Canadian Funds)
Years ended December 31

	2007	2006
CASH FLOWS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss	$(792,863)	$(842,016)
Depreciation and amortization	55,575	40,493
Stock-based compensation	102,888	-
Net changes in non-cash operating assets and liabilities:
Accounts receivable	46,515	(52,167)
Inventories	(11,341)	61,054
Sundry	4,766	105,021
Accounts payable and accrued liabilities	333,128	258,465
Net cash used in operating activities	(261,332)	(429,150)
INVESTING ACTIVITIES
Purchase of equipment and leaseholds	(35,919)	(19,248)
Purchase of intangibles	-	(4,868)
Net cash used in investing activities	(35,919)	(24,116)
FINANCING ACTIVITIES
Borrowings under bank indebtedness - net	7,410	-
Proceeds from promissory notes and advances	227,000	76,167
Repayment of promissory note	(25,000)	-
Proceeds of share issues	86,398	67,932
Net cash provided by financing activities	295,808	144,099
DECREASE IN CASH AND CASH EQUIVALENTS	(1,443)	(309,167)
CASH AND CASH EQUIVALENTS, beginning of year	1,443	310,610
CASH AND CASH EQUIVALENTS, end of year	$-	$1,443

Supplemental financial information
Shares issued on settlement of liabilities	$263,763	$329,169
Income taxes paid	$-	$-
Interest paid	$12,588	$1,603

The accompanying notes are an integral part of these consolidated financial statements

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

History: Lamperd Less Lethal Incorporated (“Lamperd” or the “Company”) was incorporated under the laws of the State of Nevada under the name "Sinewire Networks Inc." on October 4, 2001. On March 21, 2005, the Company changed its name to "Lamperd Less Lethal Inc." The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the National Association of Securities Dealers Inc. (“NASD”) Over-the-Counter Bulletin Board at the opening of trading on March 31, 2005 under the new stock symbol "LLLI".

On April 14, 2005 the Company entered into a reverse acquisition with 1476246 Ontario Limited, a company incorporated pursuant to the laws of Ontario, Canada.

Products: The Company is a developer and manufacturer of civil defense products that are designed as less lethal alternatives to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate (as opposed to kill) opponents, and at the same time, ensure the safety of the personnel using the products. In addition, the Company also manufactures shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. The Company also provides less lethal training to police, military and private sector security personnel.

Going concern: The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that are applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has sustained operating losses sustained in 2007, 2006 and 2005, and has a working capital deficiency of $608,277 and an accumulated deficit of $3,189,649 at December 31, 2007. The Company’s ability to realize its assets and discharge its liabilities depends on its continued ability to raise additional debt or equity and to reach a profitable level of operations, the outcomes of which cannot be determined at this time. The use of United States generally accepted accounting principles that are applicable to a going concern therefore may not be appropriate. These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.	SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared by management in accordance with the significant accounting policies in accordance with United States general accepted accounting principles:

Consolidation: The accompanying consolidated financial statements of the Company include the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiary, 1476246 Ontario Limited. All inter-company transactions have been eliminated.

Cash and cash equivalents: Cash and cash equivalents include cash and all highly liquid investments purchased with original maturities of three months or less at the date of purchase. At December 31, 2007 and 2006, the Company had no cash equivalents.

Inventories: Inventories are valued at the lower of cost and net realizable value with cost being determined using the first-in, first-out method.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition: Revenue from product sales is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Revenues are recorded net of discounts, rebates and estimated returns. Customer payments received in advance of product shipments are recorded as unearned revenue and are presented in the accompanying consolidated financial statements as a component of accrued liabilities. Shipping and handling costs incurred are included in the cost of revenue.

The Company provides standard warranties for its product for a period of one year from the date of shipment. Estimated warranty obligations are recorded at the time of sale.

Allowance for doubtful accounts: The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $1,760 at December 31, 2007 (2006 - $4,154).

Property and equipment: Property and equipment are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. The Company depreciates the costs of these assets over their estimated useful lives. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from accounts and any gain or loss is reflected in income. Depreciation and amortization are generally provided for by the straight-line method over the estimated useful lives of the assets as follows:

Office, protective and demonstration, and computer equipment	4 years
Manufacturing equipment	10 years
Leasehold improvements	over the term of the lease

Intangibles: The Company’s intangible assets comprise a license, trademarks and patents which are accounted for at cost. The license is amortized straight-line over 17 years which is the life of the agreement, and the trademarks and patents are amortized straight-line over 5 years. Should the Company determine that there is permanent impairment in the value of the unamortized portion of an intangible asset, an appropriate amount of the unamortized balance of the intangible asset would be charged to income at that time.

Impairment of long-lived assets and long-lived assets to be disposed of: In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising expenses: These costs are charged to expense in the period in which they are incurred. Advertising expenses for 2007 amounted to $4,383 (2006 - $8,568).

Use of estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Financial statement items subject to significant management judgment include revenue recognition; the valuation of accounts receivable and inventories; the valuation of property and equipment and intangible assets; the completeness of accounts payable and accrued liabilities; the valuation of share compensation expense and warrants; and, deferred income taxes. Actual results may differ from these estimates.

Income taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts when applicable.

Research and development: Research and development costs are expensed as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. Materials and equipment are capitalized and amortized over their estimated useful lives should management determine that such expenditures meet the criteria under SFAS No. 2 for the capitalization of development costs.

Any approved Canadian government tax credits are recorded as a reduction of the related expense or cost of the asset acquired. The benefits are recognized when the Company has complied with the terms and conditions of the approved grant program or applicable tax legislation.

Accounting for stock-based compensation: Beginning in fiscal 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period. Prior to fiscal 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method initially prescribed by APB 25. In applying APB 25, no expense was recognized upon grant of stock options under the Company’s stock option plan.

Financial instruments: The Company’s financial instruments comprise cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, promissory notes and due to shareholders. The fair value of the Company’s financial instruments approximates their carrying value due to the short maturity of these instruments.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share: The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. The standard requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All potentially dilutive securities have been excluded from the computation of loss per share in the accompanying consolidated financial statements at December 31, 2007 and 2006 as the effect would have been antidilutive.

Foreign currency translation: The accompanying consolidated financial statements are expressed in Canadian dollars, which is the Company’s functional currency. All transactions in foreign currencies have been converted to Canadian dollars as at the date of the transaction. Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of net and other comprehensive income. Transactions in foreign currency are translated into Canadian dollars in accordance with the SFAS No. 52, Foreign Currency Translation, as follows:

	i.	monetary items at the rate prevailing at the balance sheet date;
	ii.	non-monetary items at the historical exchange rate;
	iii.	revenue and expenses at the average rate in effect during the applicable reporting period.

Comprehensive income (loss): The Company has adopted SFAS No. 130, Reporting Comprehensive Income (“FAS No. 130”), which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the accompanying consolidated statements of stockholders' deficiency and balance sheet as a component of shareholders' deficiency. At December 31, 2007 and 2006, there had been no transactions affecting other comprehensive income (loss).

Comparative figures: Certain comparative figures have been restated to conform to the basis of presentation adopted for the current year.

Recent accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires issuers to recognize the benefit of a tax position if that position is more likely than not of being sustained on a tax audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued):

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). The objective of FAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of FAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In November 2007, the FASB announced an option to defer implementation of some of the requirements of this standard for certain non-financial assets and liabilities. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. The provisions of SAB 108 become effective as of the end of the 2007 fiscal year. SAB 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with FAS No. 154, Accounting Changes and Error Corrections. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company's reported financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS 159 apply only to entities that elect the fair value option. However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued):

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141R”), replacing FAS 141, Business Combinations (“FAS 141”). This statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement clarifies that acquirers are required to expense costs related to any acquisitions. FAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Early adoption is prohibited. The Company has not yet evaluated the impact, if any, that FAS 141R will have on its financial statements. Determination of the ultimate effect of this statement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented. Early adoption is prohibited. The Company currently has no entities or arrangements that will be affected by the adoption of FAS 160. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

3.	INVENTORIES

	2007	2006
Raw materials	$82,849	$40,519
Work in process	27,519	53,466
Finished goods	21,532	26,574
	$131,900	$120,559

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

4.	PROPERTY AND EQUIPMENT

	2007	2006
Office equipment	$23,547	$23,547
Manufacturing equipment	218,508	216,509
Protective and demonstration equipment	78,046	43,362
Computer equipment	9,565	9,565
Leasehold improvements	24,577	24,577
	354,243	317,560
Accumulated depreciation	112,586	61,839
	$241,657	$255,721

5.	INTANGIBLE ASSETS

		2007			2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
License
agreement	$22,122	$3,904	$18,218	$22,122	$2,603	$19,519

Trademarks	822	307	515	822	224	598

Patents	16,607	7,715	8,892	17,373	4,273	13,100
	$39,551	$11,926	$27,625	$40,317	$7,100	$33,217

6.	ACCRUED LIABILITIES

	2007	2006
Customer payments received in advance	$23,123	$2,147
Legal and accounting	176,245	170,677
Payroll	-	5,600
Interest	27,009	-
Royalties	5,000	-
Other	20,897	3,600
	$252,274	$182,024

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

7.	CONTINGENCIES AND COMMITMENTS

(a) Litigation: An action has been commenced against the Company for costs relating to professional services of approximately $130,000. Included as a component of accrued liabilities in the accompanying consolidated financial statements is an amount of $113,937 at December 30, 2007 (2006 - $114,677). Management feels that the balance of the claim action is without merit. Subsequent to December 31, 2007, the Company paid $20,000 to the claimant.

(b) Employment Contract: The Company has an employment contract with an executive, expiring December 31, 2009, which stipulates that in the event of termination other than for just cause, the Company would be obligated to pay to the executive the aggregate of any unpaid salary and an amount equal to the lesser of: (1) three times the annual salary of the executive, and (2) an amount equal to the annual salary multiplied by the number of days between the date of termination and the executive’s normal retirement date divided by 365.

(c) License Agreement: The Company entered into a license agreement with the University of Western Ontario (“UWO”), effective April 1, 2005, granting the Company the exclusive rights to make, use, lease, sell, etc. a UWO invention, known as the Less Lethal Ammunitions Projectile (the “Projectile”), as well as any associated trade secrets, for which the Company incurred an initial licence fee of $5,000 which has been accrued for and is included as a component of accrued liabilities in the accompanying consolidated financial statements. Lamperd has agreed to pay all approved out-of-pocket expenses incurred by UWO, assume responsibility for future patent prosecution and rights and pay UWO a quarterly royalty commencing April 1, 2006 of three percent of revenue directly attributable to the Projectile. The royalty is subject to minimum royalty obligations as detailed below.

Year	Minimum Annual License Fee per Year

2008 - 2010	$10,000
2011 and thereafter	$20,000

Included as a component of accrued liabilities in the accompanying consolidated financial statements is an amount of $5,000 at December 30, 2007 (2006 - $Nil).

(d) Operating Leases: The Company is committed to minimum payments under an operating lease for the land and building that it occupies. The lease expired December 31, 2007 and required annual minimum lease payments of $76,800, exclusive of occupancy charges. The lessor was 1109630 Ontario Ltd., a company owned by a director and vice-president of the Company. On January 1, 2008 the Company renewed its lease with 1109630 Ontario Ltd. for an additional three years, expiring, Dec 31, 2010, under the same terms and conditions. The Company leases additional space from the same company on a month-to-month basis for a monthly rental of $1,000.

In addition, the Company is committed to minimum payments for a vehicle lease, ending February 2009, requiring annual lease payments of $6,696.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

7.	CONTINGENCIES AND COMMITMENTS (continued)

(e) Industry Risk: Products manufactured by Lamperd are typically used in applications and situations that involve a high level of risk of personal injury. Failure to use the Company’s products for their intended purposes could result in serious bodily harm or death. As a result, less-lethal products may be subject to product liability claims arising from their design, manufacture or sale. If any such claims are decided against the Company, substantial payments for damages and increases in the cost insurance coverage may result. Any substantial uninsured loss could have a materially adverse effect on the Company’s business, financial condition, and results of operations. Management is not aware of any lawsuits ongoing or threatened in regards to products manufactured and sold by the Company other than those disclosed in the notes to the accompanying consolidated financial statements.

The Company cancelled its product liability insurance coverage during 2006. This coverage has not been reinstated. The Company cannot provide assurances that resources will be available in the foreseeable future to reinstate product liability insurance coverage or, failing that, that adequate resources will be available to cover any potential product liability litigation or claims should any arise.

(f)  Concentrations of Risk and Economic Dependence: The Company performs ongoing credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. The Company’s customers are primarily in the enterprise, service provider and commercial markets. The Company receives certain of its components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

During 2007, three customers represented 85% of the Company’s gross revenues (2006 – three; 81%).

8.	FINANCIAL INSTRUMENTS

Credit risk: The Company is engaged in the sale of “less lethal” products, other protective gear, and accessories typically to a small number of major customers, although the composition of this group of customers changes from year to year. Concentration of credit risk may arise from exposures to a single debtor or to a group of debtors having similar characteristics such that their ability to meet their current obligations is expected to be affected similarly by changes in economic or other conditions. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral. At December 31, 2007, 34% (2006 - 66%) of total accounts receivable was due from one customer.

Currency risk: The Company is subject to currency risk through its activities in the United States. Unfavorable changes in the exchange rate may affect the operating results of the Company. At December 31, 2007 the Company had United States dollar accounts receivable of $6,462 (2006 - $20,777) and $20,707 of United States dollar accounts payable and accrued liabilities (2006 - $68,672). The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, depending upon the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at December 31, 2007 or 2006.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

8.	FINANCIAL INSTRUMENTS (continued)

Market risk: The Company is exposed to certain market risk that the value of a financial instrument will fluctuate due to changes in market prices whether those changes are caused by factors specific to an individual security or its issuer or factors affecting all securities traded in the market.

Interest rate risk: The Company is exposed to interest rate risk arising from fluctuations in interest rates on its short-term investments. The Company’s notes receivable and bridge loans bear interest at fixed rates. Management is of the opinion that the Company is not exposed to significant interest rate risks in respect of these instruments due to their short maturities.

9.	RELATED PARTY TRANSACTIONS

(i)

A company controlled by a director and vice president of the Company is a subcontractor of parts for certain of the Company’s products. The Company purchased from this corporation $2,807 in 2007 and $6,431 in 2006 for the manufacturing of various components and purchases for the Company. At December 31, 2007, $6,327 was outstanding to this company (2006 - $7,177) and is included as a component of accounts payable in the accompanying consolidated financial statements.

(ii)

As discussed in note 7(d) to the accompanying consolidated financial statements, the Company rents its premises from a corporation controlled by a director and vice president of the Company. Total rent purchased from this corporation in 2007 was $88,800 (2006 - $88,800). There is no balance owing to this related party at December 31, 2007 or 2006. The balance otherwise payable for 2007 was satisfied by the issuance of stock in the Company.

(iii) The Company purchased consulting services from certain of its directors and officers during 2007 in the amount of $Nil (2006 - $12,000).

(iv)

During 2007 the Company received legal services from a shareholder in the amount of $18,500, (2006 - $9,000) of which $9,500 is outstanding and is included as a component of due to shareholders, officers and employees in the accompanying consolidated financial statements. The corresponding expenses for 2006 were satisfied by the issuance of stock in the Company.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

10.	DUE TO SHAREHOLDERS, OFFICERS DIRECTORS AND EMPLOYEES

		2007	2006
(i)	Promissory notes due to shareholders, unsecured, bearing interest at 15% per annum, due December 2007. The notes contain a penalty provision on failure to pay at the maturity date of 2% on the unpaid balance. The penalty and interest have been accrued for and are included as a component of accrued liabilities in
	the accompanying consolidated financial statements.	$ 50,000	$ 50,000
(ii)	Promissory notes due to a shareholder, unsecured, bearing interest at 15% per annum, and are repayable April 2008. The note contains a penalty provision on failure to pay at the maturity date of 2% on the unpaid balance. The interest has been accrued for and is included as a component of accrued liabilities in the accompanying consolidated financial statements.	30,000	-
(iii)	Demand promissory note with a principal of $50,000 due to a shareholder, bearing interest at 8% per annum and secured by a General Security Agreement over all assets of the Company. This note bore a lender’s fee of $6,000, which was expensed during 2007, resulting in net proceeds to the Company of $44,000. The interest rate increases to 12% on January 1, 2008, plus an additional $2,000 lender’s fee, on any unpaid balance. The Company repaid $25,000 of the loan during 2007.	25,000	-
(iv)	Promissory notes due to a shareholder, unsecured, bearing interest at 15% per annum, repayable as to principal and interest on April 11, 2008. The interest has been accrued for and is included as a component of accrued liabilities in the accompanying consolidated financial statements.	20,000	-
(v)	Demand promissory note with a principal of $80,000 due to a director, bearing interest at 10% per annum. Principal payments are due in monthly installments commencing June 30, 2007 of not less than $750. This note bore a lender’s fee of $5,000, which was expensed during 2007, resulting in net proceeds to the Company of $75,000. No principal payments were made on the loan to December 31, 2007. Unpaid interest of $1,506 has been accrued for and is included as a component of accrued liabilities in the accompanying consolidated financial statements.	80,000	-
(vi)	Promissory note to shareholder, bearing interest at 12% per annum and due April 12, 2009.	2,000	-
(vii)	At December 31, 2007, the Company owes certain employees, a director and a shareholder a total of $15,456 for non-interest bearing loans, unpaid expenses and services and $9,500 for unpaid consulting fees. These amounts are repayable on demand.	24,956	8,309
(viii)	Amount owing to the Company’s president in respect of unpaid wages and miscellaneous expenses.	57,426	17,858

		$289,382	76,167

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

11.	STOCK INCENTIVE PLAN

Effective October 1, 2006, the Company adopted the 2006 Stock Option Plan (“SOP”), amending the Company’s 2005 SOP under with no stock-based compensation had ever been awarded. The 2006 SOP is designed to reward directors, employees and consultants for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock-based awards are determined by the Company’s board of directors based on competitive practices, operating results of the Company, and government regulations.

The maximum number of common shares issuable over the term of the 2006 SOP is limited to 2 million shares. The SOP permits the granting of stock options to directors, employees and consultants of the Company and its subsidiaries and affiliates. Options granted under the SOP have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The stock options under the SOP generally become exercisable for 25% of the option shares one year from the date of grant and then rateably over the following 36 months. However, the administrator of the SOP has the authority to modify these terms.

The following SOP table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued as of December 31, 2007:

	Number of	Weighted Average
	Options	Exercise Price US dollars
January 1, 2006	-	-
Granted – December 2006	200,000	$0.10
January 1, 2007	200,000	0.10
Granted – June 2007	650,000	0.08
July 2007	250,000	0.10
December 2007	500,000	0.04
December 31, 2007	1,600,000	$0.07

Options Outstanding and Exercisable at December 31, 2007:

Options Outstanding			Options Exercisable
Range of
Exercise			Exercise		Exercise
Prices – US		Remaining	Price – US		Price -
dollars	Shares	Life (years)	dollars	Shares	US dollars

$0.04	500,000	5.0	$0.04	250,000	$0.04
0.10	250,000	4.8	0.10	187,500	0.10
0.08	650,000	4.9	0.08	650,000	0.08
0.10	200,000	7.0	0.10	133,334	0.10
	1,600,000		$0.07	1,220,834	0.08

During 2007, the Company recognized $102,888 as stock-based compensation expense, with a corresponding increase in additional paid-in capital. Management is of the opinion that stock-based compensation expense for the year ended December 31, 2006 was not material.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

11.	STOCK INCENTIVE PLAN (continued)

The fair value of the options has been estimated using the Black-Scholes pricing option model. The assumptions used for the valuation of the options were: dividend yield – 0%; expected volatility – 144%; risk-free interest rate 4.1%; and an expected life of 5 -7 years (2006 – 0%; 25%; 4.25%; 10 years, respectively). Total stock-based compensation costs for 2007 amounted to $102,888. Management is of the opinion that the 2006 fiscal year stock-based compensation costs were not material.

12.	CAPITAL STOCK

Transactions during the year in the Company’s capital stock are as follows:

	Number of shares	Par value	Additional paid-in
Date	issued	common shares	capital
Balance – January 1, 2006	50,750,000	$62,696	$1,937,738
March 2, 2006 (i)	500,000	584	203,212
September 14, 2006 (ii)	1,000,000	1,100	66,832
December 12, 2006 (iii)	1,570,158	1,567	123,806
Balance – January 1, 2007	53,820,158	$65,947	$2,331,588
March 31, 2007 (iv)	422,982	488	53,233
May 1, 2007 (v)	750,000	750	85,718
June 30, 2007 (vi)	374,900	399	29,523
December 31, 2007 (vii)	3,077,528	3,078	120,023
December 31, 2007 (viii)	250,000	250	9,750
December 31, 2007 (ix)	250,000	250	9,750
December 31, 2007 (x)	925,475	925	36,094
2007 stock-based compensation	0	0	102,888
Balance – December 31, 2007	59,871,043	$72,087	$2,778,567

(i)	Shares issues for services received during 2005, based on the stock price at close of business on March 2, 2006.

(ii)	Shares issued in a private placement offering at $0.06 per share.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

12.	CAPITAL STOCK (continued)

(iii)	Shares issued to related parties (two suppliers to the Company and the Company’s president) in lieu of $125,373 due to these parties at an issue price of $0.08 per share.

(iv)	Shares issued to a corporation owned by a director of the Company in lieu of repayment of loans outstanding at March 31, 2007.

(v)	Issued in a private placement offering at US $0.10 a unit which included a common stock purchase warrant entitling the holder to acquire up to 1,000,000 common shares in the company at US $0.08 per share, expiring April 30, 2010.

(vi)	Shares issued to a corporation owned by a director of the Company in lieu of repayment of loans outstanding at June 30, 2007.

(vii)	Shares issued to a corporation owned by a director of the Company in lieu of payment for services rendered to the Company during 2007.

(viii)	Shares issued to an employee of the Company as an incentive bonus.

(ix)	Shares issued to a consultant in lieu of payment for services rendered to the Company during 2007.

(x)	Shares issued to the president of the Company in lieu of payment for services rendered during 2007.

13.	WARRANTS

At January 1 2006, the Company had issued and outstanding 3,000,000 common stock purchase warrants for the purchase of stock in the Company at US $1.25 - $1.40. These warrants expired in 2007.

As part of the unit issuance described in note 12 (v), the Company issued 1,000,000 common stock purchase warrants for the purchase of stock in the Company at US $0.08. These warrants expire in May of 2010.

14.	DEFERRED INCOME TAXES

The parent company, Lamperd Less Lethal Inc., is a US corporation and is responsible for the filing of United States Federal income tax returns. There have been no taxable transactions in this company in 2007 or in 2006. Separate income tax returns are filed for the Canadian subsidiary, 1476246 Ontario Limited, which contains all of the reported operations for the consolidated entity. There was no taxable income and, consequently no provision for income taxes, for the years ended December 31, 2007 and 2006.

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

14.	DEFERRED INCOME TAXES (continued)

The total provision for income taxes may differ from that amount which would be computed by applying the income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

	2007		2006
	Amount	%	Amount	%
Income tax computed at
statutory income tax rate
(recovery)	$(278,000)	(35)	$(303,000)	(36)
Non-deductible and temporary
differences	56,000	7	15,000	2

Valuation adjustment	222,000	28	288,000	34
Net taxes (recovery) and
effective rate	$0	0	$0	0

Temporary differences and carry-forwards, which gives rise to deferred tax assets and liabilities are as follows:

	2007		2006
	Amount	Tax Effect (33%)	Amount	Tax Effect (36%)

Net cumulative
operating losses
for Canadian
subsidiary	$2,760,000	$911,000	$1,967,000	$708,000

Temporary
differences	(202,000)	(67,000)	(42,000)	(15,000)

Share issue costs	204,000	67,000	204,000	73,000

Less valuation
allowance	(2,762,000)	(911,000)	(2,129,000)	(766,000)

Net deferred tax
asset	$0	$0	$0	$0

Net cumulative
operating losses –
US parent	$104,000	$37,000	$104,000	$37,000

Less valuation
allowance	(104,000)	(37,000)	(104,000)	(37,000)

Net deferred tax
asset	$0	$0	$0	$0

LAMPERD LESS LETHAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
Years ended December 31, 2007 and 2006

14.	DEFERRED INCOME TAXES (continued)

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its losses as there is no assurance that future tax benefits will be realized.

At December 31, 2007 the Company had cumulative net operating loss carry-forwards of approximately $2,762,000 (2006 - $2,129,000) with respect to its Canadian subsidiary and $104,000 (2006 - $104,000) in the United States for the parent.

With respect to the Canadian amount, $634,000 will expire in 2027, $800,000 will expire in 2026 and $1,328,000 in 2015.

The U.S. net operating loss expires in 2021 through 2024. The provisions of Internal Revenue Code Section 382 will apply to the use of the US net operating losses originated before 2005.

15.	SUBSEQUENT EVENTS

(i) On March 19, 2008 a shareholder advanced $20,000 to the Company under a promissory note bearing interest at 15% per annum, with principal due in March 2009. The notes are secured by certain purchase orders that the Company has received from its customers.

(ii) On April 9, 2008 a shareholder advanced $40,000 to the Company under a promissory note bearing interest at 12% per annum, with principal due in April 2009. The notes are secured by certain purchase orders that the Company has received from its customers.

(iii) In January and March 2008, shareholders advanced approximately $10,000 to the Company. These advances are non-interest bearing, unsecured, and repayable on demand.

LAMPERD LESS LETHAL INC.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 3, 2008, we engaged Danziger Hochman Partners LLP Licensed Public Accountants, as our independent accountants to audit our financial statements to replace Gregory J. Barber CPA.P.C. Danziger Hochman Partners LLP were not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Gregory J. Barber CPA.P.C. performed the 2006 audit and Mintz and Partners LLP performed the 2005 and 2004 audit.

Item 8A.	Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The company’s management with the participation of its Chief Executive Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and other Senior Management have concluded that, as December 31 2007, the Company’s disclosure controls and procedures were not totally effective as a result of the material weakness in internal control over financial reporting noted in (b) below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s significant personnel reduction resulting from low sales volumes has affected the overall control environment.

*provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles.

*receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company.

*effective controls over disclosures to ensure that all disclosures required are addressed in financial statements.

All internal control system, no matter how will designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. These inherent limitations include the realities that judgement in decision making can be faulty, and that break down can occur because of simple error. The design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

( c) Changes in Internal Control over Financial Reporting

During the quarter ending March 31, 2008, there were no changes made to our Internal Control Procedures

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at April 30, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Barry Lamperd	President, Chief Executive Officer and Director	60	April 14, 2005
D'arcy David William Bell	Director	54	April 14, 2005
Dominic Dicarlo	Director	59	April 14, 2005
Edward Ferguson	Director	60	April 14, 2005
Terry Smith	Director	55	April 14, 2005
Sharon Scott	Plant / Operation Manager	54	June 6, 2005

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

Dominic Dicarlo

Mr. Dicarlo was appointed Vice President and Director on April 14, 2005.

Mr. Dicarlo is the president of T.R.E.L. Of Sarnia Limited, a machine shop. Mr. Dicarlo graduated from Fanshaw College of London, Ontario in 1969.

Terry Smith

Mr. Smith was appointed a director on April 14, 2005.

Terry E. Smith has been involve with the criminal justice industry since patrolling the streets in Okinawa as a United State Marine Military Policeman in 1972. In 1975, he ended his MP duties with the Marine Corps at Quantico, Virginia to attend college in his hometown. His primary studies there was in criminal justice and a minor in sociology. While attending college he continued providing educational support to local law enforcement agencies in the area of police baton certification, which he had certified as an Instructor while in the Marine Corps. While in college, he also volunteered as an auxiliary police officer and worked in private security.

Terry moved his family to Indianapolis, Indian to take on duties as a Deputy Sheriff with the Marion County Sheriff's Department (MCSD) in February 1978.

He eventually earned his B.S. in Criminal Justice at the University of Indiana (IUPUI campus), Indiana in 1982. He worked many positions within the department, but is most proud of his duty as a Senior Training Officer at the MCSD Training Academy. In 1988, he accepted an offer to become the Director of Training at a large criminal justice technology manufacturer in New Hampshire. He continues in that position today. Terry is a Charter member of several key trainer associations such as the International Law Enforcement Educators and Trainers Association (ILEETA) and the former American Society of Law Enforcement Trainers (ASLET). He is an associate member with the International Association of Women Police (IAWP) and International Association of Directors of Law Enforcement Standards and Training (IADLEST).

Edward Ferguson

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

Sharon Scott

Mrs. Sharon Scott was appointed Plant / Operation Manager on June 6, 2005.

Mrs. Scott has over 20 years experience in the injection molding manufacturing industries. Sharon has extensive knowledge in Production Controls, Expanded Bill of Material Costing (BOM), Customer Relations, SPC, FMEA, Control Plans, QS/ISO 9000. Mrs. Scott was the Operations Manager for a Plastic injection Molding Company in Michigan which supplied production and service parts for two major automotive companies. Previous to this position she was Production Manager / Customer Liaison for North American Plastics Inc. a chrome plating and plastics injection molding corporation in Canada. Mrs. Scott attended Westervelt Business College and Fanshaw College in London, Ontario.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Barry Lamperd	1(1)	21(1)(2)	Nil
D’arcy David William Bell	1(2)	9(1)(2)	Nil
Dominic Dicarlo	1(2)	17(1)(2)	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

(2)	The named officer, director or greater than 10% stockholder, as applicable, is preparing to file a Form 5 – Annual Statement of Changes in Beneficial Ownership of Securities.

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

  our principal executive officer;

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

[NTD – include footnotes for amounts in columns other than salary, unless stock was given as part of salary]

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensatio n Earnings ($)	All Other Compensation ($)	Total ($)
Barry Lamperd President, Chief Executive Officer and Director(1)	2007 2006 2005 2004	87,981 125,000 125,000 Nil	Nil Nil Nil Nil	37,019 Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	125,000 125,000 125,000 Nil
Dominic Dicarlo Vice President, Director(2)	2007	Nil	Nil	Nil	16,000	Nil	Nil	Nil	16,000
Sharon Scott Plant / Operation Manager(3)	2007 2006 2005 2004	60,000 60,000 33,462 N/A	Nil Nil Nil N/A	10,000 Nil Nil N/A	40,000 10,000 Nil N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A	110,000 60,000 33,462 N/A

(1)	Mr. Lamperd was appointed President and Chief Executive Officer on April 14, 2005.
(2)	Mr. Dominic Dicarlo was appointed Vice President / Director on April 14, 2005
(3)	Mrs. Scott was appointed Plant / Operation Manager on June 6, 2005.

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

The following table sets forth for each of the named executive officers certain information concerning unexercised options, stock that has not vested; and equity incentive plan awards outstanding as at the year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expirati on Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dominic Dicarlo Vice President and Director	200,000 (3)	Nil	Nil	0.08	June 30, 2012	Nil	Nil	Nil	Nil
Sharon Scott Plant / Operation Manager	66,666 250,000 (3) 250,000 (4)	Nil Nil	33,334(2) Nil 250,000	0.10 0.08 0.04	Dec. 4, 2013 June 30, 2012 Dec 31, 2012	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(2)	Stock Options were granted effective December 4, 2006 and vest as to 33 1/3% on June 4, 2007, December 4, 2007 and June 4, 2008
(3)	Stock Option were granted effective June 30, 2007 and vested as to 50% June 30, 2007, December 30, 2007
(4)	Stock Options were granted effective December 31, 2007 and vested as to 50% December 31, 2007 and 50% June 30, 2008 .

Directors Compensation

Other than disclosed above there was no other directors compensations.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Barry Lamperd 1041 Brimwood Crescent Sarnia, Ontario N7S 5E8	6,741,795	11.26.%
Sharon Scott 2332 Kimball Rd. Courtright N0N 1H0	Nil	Nil
D’Arcy David William Bell 1280 Marcin Road Sarnia, Ontario N7V 3J9	5,585,000	9.32%
Dominic Dicarlo 1981 Rainbow Trial Sarnia, Ontario N7T 7H6	2,849,075	4.75%
Terry Smith 58 Kennedy Drive Keene, New Hampshire 03431	Nil	Nil
Edward Ferguson 20752 Miles St. S. Clinton Township, Michigan 48036- 1948	250,000	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Mercer Investments Inc. (2) 1610 Wesbrook Crescent Vancouver, British Columbia V6T 1W1	2,990,000	4.99%
Bruce Strebinger 338 North Dollarton Highway North Vancouver, British Columbia V7G 1N1	2,990,000	4.99%
Ernie Taglione 2155 Huron Shores Drive Sarnia, Ontario N7V 7H6	2,849,075	4.75%
1109630 Ontario Limited (3) 1165 Confederation St. Sarnia, Ontario N7S 3Y5	4,993,748	8.34%
Directors and Executive Officers as a Group (5 individuals)	15,425,870 common shares	25.76%

* Less than 1%

(1)

Based on 59,871,043 shares of common stock issued and outstanding as of March 31, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

(3)	Dominic Dicarlo and Ernie Taglione are 50% owners of 1109630 Ontario Limited. This total has not been included in the Directors and Executive group percentage.

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

The Company entered into an asset purchase agreement with Pinetree Law Enforcement Products of Canada Limited (“Pinetree”) on January 1, 2005 to acquire certain assets of Pinetree in exchange for assumption of liabilities and note payable. At the time of the agreement, a Director and Vice President of the Company was owed $102,400 by Pinetree which was paid in full on April 22, 2005 when the Company retired the note payable. No amounts are owed to the related party at December 31, 2007.

The Company issued 250,000 shares of common stock to Edward Ferguson, a director of our company, on December 2006, in lieu of a cash payment in the amount of $277,500 for services rendered to our company.

A company controlled by a Director and Vice President of the Company is the primary subcontractor of parts for the Company’s weapon launcher systems. The Company paid this corporation $2,807 in 2007, $6,431 for the year ended December 31, 2006, $149,413 for the year ended December 31, 2005 and $Nil for the year ended December 31, 2004 for the manufacturing of various components, and purchases for the Company.

The company rents premises from a corporation controlled by a Director and Vice President of the Company. $88,800 for years ended 2007 and 2006. $85,400 was paid for the year ended December 31, 2005 and was paid Nil for the year ended December 31, 2004.

The Company purchased consulting services from certain directors and officers during 2007, in the amount of $NIL (2006-$12,000).

The Company received legal services from a shareholder in the amount of $18,500, in 2007, (2006 -$9,000) 115,500 shares of common stock were issued to satisfy the amount for 2006.

The Company issued 925,475 shares of common stock in 2007, and 336,320 - 2006 to the President and Director in lieu of a cash payment for the amounts of $37,019 – 2007, and $26,906 – 2006 for services and loans rendered to our company.

The Company issued 3,875,410 shares of common stock in 2007, and 1,118,338 - 2006 to company controlled by a Vice President and Director in lieu of a cash payment for the amounts of $206,744– 2007, and $89,167– 2006. for services and loans rendered to our company.

The Company issued 250,000 shares of common stock in 2007, and NIL - 2006 to a Senior Manager for services provided over and above the salary paid.

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

Our board of directors presently does not have a separate stock plan committee.

Item 13.	Exhibits.

Exhibit	Description
3.	Articles of Incorporation and By-laws:
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.2	Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).
3.4	Certificate of Amendment filed with the Nevada Secretary of State on January 31, 2005. (incorporated by reference from our Current Report on Form 8-K, filed on February 1, 2005).
3.5	Certificate of Amendment filed with the Nevada Secretary of State on March 21, 2005 (incorporated by reference from our Current Report on Form 8-K, filed on March 31, 2005).

Exhibit	Description
10.	Material Contracts
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

10.7	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and Dominic DiCarlo (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.8	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and 1476232 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).
10.9	Letter of Intent dated Mary 18, 2005 between Lamperd Less Lethal Inc. and Taylor’s & Co. Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 27, 2005).
10.10	Geographic Exclusive Commissioned Sales Agent Agreement dated as of August 2, 2005 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2005).

Exhibit	Description
14.	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB, filed on March 30, 2004).
31.	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.
32.	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.

* Filed herewith

Item 14.	Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Gregory J. Barber, CPA, P.C. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 was $51,520 (US) and by Mintz & Partners LLP for the fiscal year ended December 31, 2005 was $100,500.

Tax Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed by Gregory J. Barber, CPA, P.C. for other non-audit professional services, other than those services listed above, totaled $Nil and by Mintz & Partners LLP for the fiscal year ended December 31, 2005 was $Nil.

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

Date: May 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Lamperd
Barry Lamperd	President, Chief Executive	May 15, 2008
Officer and Director

/s/ D’arcy David William Bell
D’arcy David William Bell	Director	May 15, 2008

/s/ Dominic Dicarlo
Dominic Dicarlo	Director	May 15, 2008

/s/ Terry Smith
Terry Smith	Director	May 15, 2008