Form 10-Q
period 2008-03-31
LAMPERD LESS LETHAL INC
filed 2008-05-20
CIK 1169394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission File Number 000-50011

LAMPERD LESS LETHAL INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 Michener Road, Sarnia, Ontario	N7S 4B1
(Address of principal executive offices)	(Zip Code)

519-344-4445
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[   ] YES   [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[   ] YES   [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

59,871,043 common shares issued and outstanding as of May 19, 2008

PART I

Item 1. Financial Statements

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Canadian Funds)
As at March 31
(Unaudited)

	March 31, 2008	December 31,2007

ASSETS

Current Assets

Accounts receivable	$26,767	$23,580
Inventories	121,861	131,900
Sundry	1,512	1,512

Total Current Assets	150,140	156,992

Property and equipment– net	226,380	241,657
Intangible assets	26,395	27,625

TOTAL ASSETS	$402,915	$426,274

LIABILITIES

Current Liabilities

Bank indebtedness	$18,701	$7,410
Accounts payable	235,654	216,203
Accrued liabilities	243,607	252,274
Due to shareholders, directors, officers and employees	374,574	289,382
TOTAL LIABILITIES	872,536	765,269

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock
Authorized 1,000,000,000 common stock, US dollar
$0.001 par value
Issued and outstanding 59,871,043 common stock
at March 31, 2008 and December 31, 2007	72,087	72,087
Additional paid-in capital	2,783,472	2,778,567
Accumulated Deficit and Comprehensive Loss	(3,325,180)	(3,189,649)
Total Stockholders’ Equity (Deficiency)	(469,621)	(338,995)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	$402,915	$426,274

GOING CONCERN
CONTINGENCIES AND COMMITMENTS
SUBSEQUENT EVENTS

The accompanying notes are an integral part of these condensed consolidated financial statements

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(Canadian Funds)

	Number of	Par value	Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity

Balance December 31, 2006	53,820,158	$65,947	$2,331,588	$(2,396,786)	$749

Issuance of common shares	6,050,885	6,140	344,091	-	350,231

Net loss for the year	-	-	-	(792,863)	(792,863)

Share-based compensation costs	-	-	102,888	-	102,888

Balance December 31, 2007	59,871,043	$72,087	$2,778,567	$(3,189,649)	$(338,995)

Net loss for the quarter	-	-	-	(135,531)	(135,531)

Share-based compensation costs			4,905		4,905

Balance March 31, 2008	59,871,043	$72,087	$2,783,472	$(3,325,180)	$(469,621)

The accompanying notes are an integral part of these condensed consolidated financial statements

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Canadian Funds)
(Unaudited)

	Three-month	Three-month
	Period Ended	Period Ended
	March 31, 2008	March 31, 2007

REVENUE	$57,873	$44,825

COST OF GOODS SOLD	41,267	35,708

GROSS MARGIN	16,606	9,117

EXPENSES
Selling, general and administrative	126,023	246,295
Research and development	-	2,253
Interest – loans and advances	7,046	3,065
Interest – other	2,562	950
Depreciation and amortization	16,506	10,611

TOTAL EXPENSES	152,137	263,174

NET LOSS	$(135,531)	$(254,057)

LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	59,871,043	53,824,858

The accompanying notes are an integral part of these condensed consolidated financial statements

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Canadian Funds)
(Unaudited)

	Three-month	Three-month
	Period Ended	Period Ended
	March 31, 2008	March 31, 2007

CASH FLOWS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss	$(135,531)	$(254,057)
Depreciation and amortization	16,506	10,611
Stock-based compensation	4,905	-
Net changes in non-cash operating assets and liabilities:
Accounts receivable	(3,187)	27,542
Inventories	10,039	4,778
Sundry	-	1,536
Accounts payable and accrued liabilities	75,977	179,052
Net cash used in operating activities	(31,291)	(30,538)

INVESTING ACTIVITIES
Additions to equipment	-	(20,000)
Net cash used in investing activities	-	(20,000)

FINANCING ACTIVITIES
Borrowings under bank indebtedness - net	11,291	-
Proceeds from promissory notes and advances	20,000	67,000
Net cash provided by financing activities	31,291	67,000

INCREASE IN CASH AND CASH EQUIVALENTS	-	16,462

CASH AND CASH EQUIVALENTS, beginning of period	-	1,443

CASH AND CASH EQUIVALENTS, end of period	$-	$17,905

Supplemental financial information:
Shares issued on settlement of liabilities	$-	$53,721
Income taxes paid	$-	$-
Interest paid	$2,562	$771

The accompanying notes are an integral part of these condensed consolidated financial statements

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

1.	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

History: Lamperd Less Lethal Inc. (“Lamperd” or the “Company”) was incorporated under the laws of the State of Nevada under the name "Sinewire Networks Inc." on October 4, 2001.

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

Going concern: The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that are applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has sustained operating losses in the first quarter of 2008 and in each of the three preceding years, and has a working capital deficiency of $722,396 and an accumulated deficit of $3,325,180 at March 31, 2008. The Company’s ability to realize its assets and discharge its liabilities depends on its continued ability to raise additional debt or equity and to reach a profitable level of operations, the outcomes of which cannot be determined at this time. The use of United States generally accepted accounting principles that are applicable to a going concern, therefore, may not be appropriate. These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period(s) presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the annual consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

Consolidation: The accompanying condensed consolidated financial statements of the Company include the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiary, 1476246 Ontario Limited. All inter-company transactions have been eliminated.

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents: Cash and cash equivalents include cash and all highly liquid investments purchased with original maturities of three months or less at the date of purchase. At March 31, 2008 and December 31, 2007, the Company had no cash equivalents.

Inventories: Inventories are valued at the lower of cost and net realizable value with cost being determined using the first-in, first-out method.

Revenue recognition: Revenue from product sales is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition. Under SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met upon shipment to customers. Revenues are recorded net of discounts, rebates and estimated returns. Customer payments received in advance of product shipments are recorded as unearned revenue and are presented in the accompanying condensed consolidated financial statements as a component of accrued liabilities. Shipping and handling costs incurred are included in the cost of revenue.

The Company provides standard warranties for its product for a period of one year from the date of shipment. Estimated warranty obligations are recorded at the time of sale.

Allowance for doubtful accounts: The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts was $1,760 at March 31, 2008 and December 31, 2007.

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

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising expenses: These costs are charged to expense in the period in which they are incurred. Advertising expenses for the three-month period ended 2008 amounted to $4,529 (three months ended March 31, 2007 - $1,085).

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

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments: The Company’s financial instruments comprise cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, promissory notes and due to shareholders. The fair value of the Company’s financial instruments approximates their carrying value due to the short maturity of these instruments.

Earnings (loss) per common share: The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. The standard requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All potentially dilutive securities have been excluded from the computation of loss per share in the accompanying consolidated financial statements at March 31, 2008 and 2007 as the effect would have been antidilutive.

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

Comprehensive income (loss): The Company has adopted SFAS No. 130, Reporting Comprehensive Income (“FAS No. 130”), which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the accompanying condensed consolidated statements of stockholders' deficiency and balance sheet as a component of shareholders' deficiency. To the date of March 31, 2008 there were no transactions affecting other comprehensive income (loss).

Comparative figures: Certain comparative figures have been restated to conform to the basis of presentation adopted for the current period.

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires issuers to recognize the benefit of a tax position if that position is more likely than not of being sustained on a tax audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

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

Beginning January 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position (“FSP”) 157- 2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities. As of January 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material. Under FSP 157-2, the Company will be required to apply FAS 157 to its nonfinancial assets and liabilities beginning January 1, 2009. Management is currently reviewing the applicability of FAS 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its consolidated statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. The provisions of SAB 108 become effective as of the end of the 2007 fiscal year. SAB 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with FAS No. 154, Accounting Changes and Error Corrections. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material effect on the Company's reported financial position or results of operations.

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued):

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS 159 apply only to entities that elect the fair value option. However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141R”), replacing FAS 141, Business Combinations (“FAS 141”). This statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement clarifies that acquirers are required to expense costs related to any acquisitions. FAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Early adoption is prohibited. The Company has not yet evaluated the impact, if any, that FAS 141R will have on its financial statements. Determination of the ultimate effect of this statement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non- controlling equity investment on the deconsolidation date. FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented. Early adoption is prohibited. The Company currently has no entities or arrangements that will be affected by the adoption of FAS 160. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued):

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently has no entities or arrangements that will be affected by the adoption of FAS 161. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

3.	INVENTORIES

	March 31, 2008	December 31, 2007
Raw materials	$71,866	$82,849
Work in process	16,696	27,519
Finished goods	33,299	21,532
	$121,861	$131,900

4.	PROPERTY AND EQUIPMENT

	March 31, 2008	December 31, 2007
Office equipment	$23,547	$23,547
Manufacturing equipment	218,508	218,508
Protective and demonstration equipment	78,046	78,046
Computer equipment	9,565	9,565
Leasehold improvements	24,577	24,577
	354,243	354,243
Accumulated depreciation	127,863	112,586
	$226,380	$241,657

5.	INTANGIBLE ASSETS

	March 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
License
agreement	$22,122	$4,230	$17,892	$22,122	$3,904	$18,218

Trademarks	822	342	480	822	307	515

Patents	16,607	8,584	8,023	16,607	7,715	8,892
	$39,551	$13,156	$26,395	$39,551	$11,926	$27,625

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

6.	ACCRUED LIABILITIES

	March 31, 2008	December 31, 2007
Customer payments received in advance	$23,123	$23,123
Legal and accounting	170,445	176,245
Interest	34,540	27,009
Royalties	7,500	5,000
Other	7,999	20,897
	$243,607	$252,274

7.	CONTINGENCIES AND COMMITMENTS

(a) Litigation: An action was commenced against the Company for costs relating to professional services of approximately $130,000, including interest. The Company is disputing the original amount of the claim ($113,937) and all interest. Included as a component of accrued liabilities in the accompanying condensed consolidated financial statements is an amount of $93,937 at March 31, 2008 (December 30, 2007 - $113,937). During the fiscal quarter ended March 31, 2008, the Company paid the claimant $20,000 cash. Subsequent to March 31, 2008, the Company paid $20,000 cash to the claimant. Management’s intention is to pay what it believes to be the fair value of the claim by paying an additional $10,000, and to vigorously contest the balance.

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

(c) License Agreement: The Company entered into a license agreement with the University of Western Ontario (“UWO”), effective April 1, 2005, granting the Company the exclusive rights to make, use, lease, sell, etc. a UWO invention, known as the Less Lethal Ammunitions Projectile (the “Projectile”), as well as any associated trade secrets. Lamperd has agreed to pay all approved out-of-pocket expenses incurred by UWO, assume responsibility for future patent prosecution and rights and pay UWO a quarterly royalty commencing April 1, 2006 of three percent of revenue directly attributable to the Projectile. The royalty is subject to minimum royalty obligations as detailed below.

Year	Minimum Annual License Fee per Year

2008 - 2010	$ 10,000
2011 and thereafter	$ 20,000

Included as a component of accrued liabilities in the accompanying condensed consolidated financial statements are amounts totaling $7,500 at March 31, 2008 (December 30, 2007 - $5,000).

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

7.	CONTINGENCIES AND COMMITMENTS (continued)

(d) Operating Leases: The Company is committed to minimum payments under an operating lease for the land and building that it occupies. The lessor is 1109630 Ontario Ltd., a company owned by a director and vice-president of the Company. The lease expires December 31, 2010 with annual lease payments of $76,800, exclusive of occupancy charges. The Company leases additional space from the same company on a month-to-month basis for a monthly rental of $1,000.

In addition, the Company is committed to minimum payments for a vehicle lease, ending February 2009, requiring annual lease payments of $6,696.

(e) Industry Risk: Products manufactured by Lamperd are typically used in applications and situations that involve a high level of risk of personal injury. Failure to use the Company’s products for their intended purposes could result in serious bodily harm or death. As a result, less-lethal products may be subject to product liability claims arising from their design, manufacture or sale. If any such claims are decided against the Company, substantial payments for damages and increases in the cost insurance coverage may result. Any substantial uninsured loss could have a materially adverse effect on the Company’s business, financial condition, and results of operations. Management is not aware of any lawsuits ongoing or threatened in regards to products manufactured and sold by the Company other than those disclosed in the notes to the accompanying condensed consolidated financial statements.

The Company cancelled its product liability insurance coverage during fiscal 2006. This coverage has not been reinstated. The Company cannot provide assurances that resources will be available in the foreseeable future to reinstate product liability insurance coverage or, failing that, that adequate resources will be available to cover any potential product liability litigation or claims should any arise.

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

During the three-month period ended March 31, 2008, three customers accounted for approximately 87% of the Company’s gross sales (March 31, 2007 – three; 93%).

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

8.	FINANCIAL INSTRUMENTS

Credit risk: The Company is engaged in the sale of “less lethal” products, other protective gear, and accessories typically to a small number of major customers, although the composition of this group of customers changes from year to year. Concentration of credit risk may arise from exposures to a single debtor or to a group of debtors having similar characteristics such that their ability to meet their current obligations is expected to be affected similarly by changes in economic or other conditions. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral. At March 31, 2008, 41% of total accounts receivable was due from one customer (December 31, 2007 - 34%; one).

Currency risk: The Company is subject to currency risk through its activities in the United States. Unfavorable changes in the exchange rate may affect the operating results of the Company. At March 31, 2008 the Company had United States dollar accounts receivable of $6,402 (December 31, 2007 - $6,462) and $25,930 of United States dollar accounts payable and accrued liabilities (2007 - $20,707). The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, depending upon the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at March 31, 2008 or December 31, 2007.

Market risk: The Company is exposed to certain market risk that the value of a financial instrument will fluctuate due to changes in market prices whether those changes are caused by factors specific to an individual security or its issuer or factors affecting all securities traded in the market.

Interest rate risk: The Company is exposed to interest rate risk arising from fluctuations in interest rates on its short- term investments. The Company’s notes receivable and bridge loans bear interest at fixed rates. Management is of the opinion that the Company is not exposed to significant interest rate risks in respect of these instruments due to their short maturities.

9.	RELATED PARTY TRANSACTIONS

(i)

A company controlled by a director and vice president of the Company is a subcontractor of parts for certain of the Company’s products. The Company purchased from this corporation $0 during the three-month period ended March 31, 2008 (2007 - $2,807) for the manufacturing of various components and purchases for the Company. At March 31, 2008 and December 31, 2007, $6,327 was outstanding to this company and is included as a component of accounts payable in the accompanying condensed consolidated financial statements.

(ii)

As discussed in note 7(d) to the accompanying condensed consolidated financial statements, the Company rents its premises from a corporation controlled by a director and vice president of the Company. Total rent expense incurred to this corporation in the three-month periods ended March 31, 2008 and 2007 was $22,200. Rent for the three-month period ended March 31, 2008 has not been paid and is included in due to shareholders, officers, directors and employees in the accompanying condensed consolidated financial statements (Note 10 (viii)). Rent for 2007 was satisfied by the issuance of stock in the Company.

(iii)

The Company received legal services from a shareholder in the amount of $18,500 during the 2007 fiscal year, (2008 - $0) of which $9,500 is outstanding and is included as a component of due to shareholders, officers and employees in the accompanying condensed consolidated financial statements (Note 10 (viii)).

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

10.	DUE TO SHAREHOLDERS, OFFICERS DIRECTORS AND EMPLOYEES

		March 31,	Dec. 31,
		2008	2007

(i)	Promissory notes due to shareholders, unsecured, bearing interest at 15% per annum, due December 2007. The notes contain a penalty provision on failure to pay at the maturity date of 2% on the unpaid balance.	$50,000	$50,000

(ii)	Promissory notes due to a shareholder, unsecured, bearing interest at 15% per annum, and are repayable April 2008. The note contains a penalty provision on failure to pay at the maturity date of 2% on the unpaid balance.	30,000	30,000

(iii)	Demand promissory note with a principal of $50,000 due to a shareholder, bearing interest at 8% per annum and secured by a General Security Agreement over all assets of the Company. This note bore a lender’s fee of $6,000, which was expensed during 2007, resulting in net proceeds to the Company of $44,000. The interest rate increased to 12% on January 1, 2008, plus an additional $2,000 lender’s fee, on any unpaid balance. The Company repaid $25,000 of the loan during 2007.	25,000	25,000

(iv)	Promissory notes due to shareholders, unsecured, bearing interest at 15% per annum, repayable as to principal and interest on April 11, 2008.	20,000	20,000

(v)	Demand promissory note with a principal of $80,000 due to a director, bearing interest at 10% per annum. Principal payments were due in monthly installments commencing June 30, 2007 of not less than $750. This note bore a lender’s fee of $5,000, which was expensed during 2007, resulting in net proceeds to the Company of $75,000. No principal payments have been made to date.	80,000	80,000

(vi)	Promissory note to shareholder, bearing interest at 12% per annum and due April 2009.	2,000	2,000

(vii)	Promissory note to a company controlled by a shareholder of the Company, bearing interest at 15% per annum, due March 2009.	20,000	-

(viii)	The Company is indebted to certain employees, directors and shareholders for services, salaries, rent, consulting fees and for amounts advanced to the Company. These amounts are non-interest bearing and are repayable on demand.	147,574	82,382
		$374,574	289,382

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

11.	STOCK INCENTIVE PLAN

Effective October 1, 2006, the Company adopted the 2006 Stock Option Plan (“SOP”), amending the Company’s 2005 SOP under which no stock-based compensation had ever been awarded. The 2006 SOP is designed to reward directors, employees and consultants for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock-based awards are determined by the Company’s board of directors based on competitive practices, operating results of the Company, and government regulations.

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

The following SOP table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued as of March 31, 2008:

	Number of	Weighted Average
	Options	Exercise Price US dollars
January 1, 2007	200,000	0.10
Granted – June 2007	650,000	0.08
	66
July 2007	250,000	0.10
December 2007	500,000	0.04
March 31, 2008	1,600,000	$0.07

Options Outstanding and Exercisable at March 31, 2008:

Options Outstanding			Options Exercisable
Range of
Exercise			Exercise		Exercise
Prices – US			Price – US		Price -
dollars	Shares	Expiry date	dollars	Shares	US dollars

$ 0.04	500,000	Dec. 2012	$0.04	250,000	$0.04
0.10	250,000	July 2012	0.10	187,500	0.10
0.08	650,000	June 2012	0.08	650,000	0.08
0.10	100,000	Nov. 2008	0.10	66,667	0.10
0.10	100,000	Dec. 2013	0.10	66,667	0.10
	1,600,000		$0.07	1,220,834	0.08

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

11.	STOCK INCENTIVE PLAN (continued)

The fair value of the options has been estimated using the Black-Scholes pricing option model. The assumptions used for the valuation of the options were: dividend yield – 0%; expected volatility – 144%; risk-free interest rate - 4.1%; and an expected life of 5 -7 years. Total stock-based compensation costs for the three-month period ended March 31, 2008 amounted to $4,905 (March 31, 2007 - $0).

12.	CAPITAL STOCK

Transactions during the year in the Company’s capital stock are as follows:

	Number of shares	Par value	Additional paid-in
Date	issued	common shares	capital

Balance – January 1, 2007	53,820,158	$65,947	$2,331,588

March 31, 2007 (i)	422,982	488	53,233

May 1, 2007 (ii)	750,000	750	85,718

June 30, 2007 (iii)	374,900	399	29,523

December 31, 2007 (iv)	3,077,528	3,078	120,023

December 31, 2007 (v)	250,000	250	9,750

December 31, 2007 (vi)	250,000	250	9,750

December 31, 2007 (vii)	925,475	925	36,094

2007 stock-based compensation	0	0	102,888

Balance – December 31, 2007	59,871,043	$72,087	$2,778,567

2008 stock-based compensation	0	0	4,905

Balance – March 31, 2008	59,871,043	$72,087	$2,783,472

(i)	Shares issued to a corporation owned by a director of the Company in lieu of repayment of loans outstanding at March 31, 2007.

(ii)

Issued in a private placement offering at US $0.10 a unit which included common stock purchase warrants entitling the holder to acquire up to 1,000,000 common shares in the company at US $0.08 per share, expiring April 30, 2010.

(iii)	Shares issued to a corporation owned by a director of the Company in lieu of repayment of loans outstanding at June 30, 2007.

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
March 31, 2008
(Unaudited)

12.	CAPITAL STOCK (continued)

(iv)	Shares issued to a corporation owned by a director of the Company in lieu of payment for services rendered to the Company during 2007.

(v)	Shares issued to an employee of the Company as an incentive bonus.

(vi)	Shares issued to a consultant in lieu of payment for services rendered to the Company during 2007.

(vii)	Shares issued to the president of the Company in lieu of payment for services rendered during 2007.

13.	WARRANTS

At January 1 2006, the Company had issued and outstanding 3,000,000 common stock purchase warrants for the purchase of stock in the Company at US $1.25 - $1.40. These warrants expired in 2007.

As part of the unit issuance described in note 12 (ii), the Company issued 1,000,000 common stock purchase warrants for the purchase of stock in the Company at US $0.08. These warrants expire in May of 2010.

14.	DEFERRED INCOME TAXES

The parent company, Lamperd Less Lethal Inc., is a US corporation and is responsible for the filing of United States Federal income tax returns. There have been no taxable transactions in this company in 2008, 2007 or in 2006. Separate income tax returns are filed for the Canadian subsidiary, 1476246 Ontario Limited, which contains all of the reported operations for the consolidated entity. There was no taxable income and, consequently no provision for income taxes, for the quarters ended March 31, 2008 or 2007.

At March 31, 2008 the Company had cumulative net tax operating loss carry-forwards of approximately $2.9 million (December 31, 2007 - $2.8 million) with respect to its Canadian subsidiary and $104,000 (December 31, 2007 - $104,000) in the United States for the parent. With respect to the Canadian amount, $114,000 will expire in 2028; $634,000 in 2027; $800,000 in 2026; and, $1,328,000 in 2015. The US net operating loss expires in 2021 through 2024. The provisions of Internal Revenue Code Section 382 will apply to the use of the US net operating losses originated before 2005.

15.	SUBSEQUENT EVENTS

On April 9, 2008 a shareholder advanced $40,000 to the Company under a promissory note bearing interest at 12% per annum, with principal due in April 2009. The notes are secured by certain purchase orders that the Company has received from its customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are statements that relate to future events, future financial performance or are otherwise projections of future results. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section of this quarterly report on Form 10-Q entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in Canadian Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in Canadian dollars and all references to “common shares” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our Company” and “Lamperd” mean our company, Lamperd Less Lethal Inc. and our wholly owned subsidiary 1476246 Ontario Limited, unless otherwise indicated.

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

The address of our principal executive office is 1200 Michener Road, Sarnia, Ontario N7S 4B1. Our telephone number is (519) 344-4445.

Our Current Business

Our company is a developer, reseller and manufacturer of civil defense products that are designed as a less lethal alternative to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate as opposed to kill opponents, and at the same time, ensure the safety of the personnel using the products. In addition, our company manufactures or acquires for resale, shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. Our company also offers less lethal training to police, military, utility companies and private sector security personnel. Training can be provided by experienced military and police contractors in addition to trained civilian contractors which are retained as required by our company with permission from their respective agencies. The training programs offered by our company incorporate the most current less lethal techniques and equipment, including our own products.

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

WASP Composite Rounds

The WASP round is our most technologically advanced product. The round consists of a projectile made from a rubber composite material that does not harden in colder climates and possesses energy dissipation attributes, resulting in a safer and more accurate projectile. The composite material allows it to be used in temperatures ranging from minus 50 degrees Celsius to 100 degrees Celsius. The chemical composition of the projectile dissipates energy upon impact, thus inflicting a level of force that is sufficient to temporarily incapacitate but not kill the intended opponent. The projectile is patent pending in Canada and the United States. The projectile was developed in partnership with the University of Western Ontario. The University of Western Ontario granted us an exclusive world-wide license to the technology pursuant to a license agreement dated January 30, 2005. The license agreement is effective for the term the patent rights are protected, subject to certain conditions. In consideration for the grant of license, we’ve agreed to pay all out-of-pocket expenses incurred by the University of Western Ontario, assume responsibility for future patent prosecution and rights and pay the University a royalty commencing on April 1, 2006 of three percent of revenue directly attributable to the projectile. The royalty is subject to minimum royalty obligations of $5,000 per year for each of the second and third years following the entry into the license agreement, $10,000 per year for the fourth to sixth years, and $20,000 thereafter. Our Company has accrued $2,500 as of March 31, 2008 in connection with the 2008 royalty obligation.

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

Additional Products

We manufacture and distribute products in addition to launchers and munitions, including;

Specialized Mobil Armed Robot Technology System or SMART System which combines the Defender launcher technology with an integrated human-robot interface control platform. The SMART System is designed to deliver less lethal, lethal and chemical weapon systems. Communication is facilitated by a 360 degree camera and a proprietary sighting system mounted to the robotic platform.

Firearm Training System, (FTS) is a simulation training systems, to develop both fundamental basic and judgmental skills for lethal / less lethal applications through computerized video hit projections. The FTS training scenario can be customized to the customer needs.

Lumenyte Lamperd Undercarriage Camera Inspection System (LLUCIS) This portable system utilizes 5 digital video cameras along with Lumenyte patent pending LED lighting array which provides full non glare illumination completely devoid of shadows which could disguise the IED. All images are digitally recorded to the computerized control system. The user can resize individual video windows these videos can be saved to a desired video format or to individual images with GPS and time stamps. All this can be done from a safe location, nearby or remotely monitored via the internet from across the world.

Plan of Operation and Cash Requirements

Results of Operations

Three month Summary ending March 31, 2008 and 2007

	Three Months Ended
	March 31
	2008	2007
Revenue	$57,873	$44,825
Operating Expenses	$152,137	$263,174
Interest Expense	$9,608	$4,015
Net Loss	$(135,531)	$(254,057)

Revenue

During the quarter ended March 31, 2008 we earned revenues of $57,873. Since inception, we have earned revenues of $1,004,867.

Expenses

Our operating expenses for the three month periods ended March 31, 2008 and March 31, 2007 are outlined in the table below:

	Three Months Ended
	March 31
	2008	2007
Selling General and Administrative	$126,023	$246,295
Research and Development	$-	$2,253
Interest loans and Advances	$7,046	$3,065
Interest Other	$2,562	$950
Depreciation and Amortization	$16,506	$10,611

Operating expenses for the three months ended March 31, 2008, $152,137 decreased by 42% as compared to the comparative period in 2007 primarily as a result of lower salaries and consulting costs due to cost-saving measures and lower professional fees.

Equity Compensation

During the quarter ended March 31, 2008, no stock, options, or other equity securities were awarded to our executive officers.

Liquidity and Financial Condition

Working Capital

			Percentage
	At March 31, 2008	At Dec 31, 2007	Increase/ Decrease
Current Assets	$150,140	$156,992	4.36%
Current Liabilities	$872,536	$765,269	14.02%
Working Capital	$(722,396)	$(608,277)	18.76%

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
Net Cash Flows from Operating Activities	$(31,291)	$(30,538)
Net Cash Flows from Investing Activities	$-	$(20,000)
Net Cash Flows from Financing Activities	$31,291	$67,000
Increase / (Decrease) In Cash During The Period	$-	$16,462

The net $Nil increase that we incurred for the three months ended March 31, 2008 compared with $16,452 three months ended March 31, 2007 was largely due to the decrease in operating expenses and promissory note proceeds.

In the next twelve months we anticipate spending $200,000 on management and consulting and $750,000 on general and administrative. Our cash on hand at March 31, 2008 was $NIL We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities and sales.

Cash Requirements

We anticipate that we will expend approximately $960,000 during the twelve-month period ending March 31, 2009 to fund our operations. These expenditures are broken down as follows:

Operating Expenses
Management and Consulting	$200,000
Selling, General and Administrative	$750,000
Total Operating Expenses	$950,000
Capital Expenditures	$10,000

Future Financings

We anticipate continuing to rely on funds received on the sale of our common stock as well as loans from our share holders in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional funds from the sale of our common stock or arrange for debt or other financing to fund our planned business activities. We presently do not have any arrangements for additional financing from potential line of credit.

As noted, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities and advances from related parties or shareholder loans. We plan to rely on shareholder loans and private placements to meet our short term cash requirements. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Due to the uncertainty of our ability to meet our current operating cash requirements, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

As a result, there will also be substantial doubt about our ability to continue as a going concern as the continuation of our business will be dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of the stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Contractual Obligations

All contractual obligations have been disclosed in the Financial Statement

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires issuers to recognize the benefit of a tax position if that position is more likely than not of being sustained on a tax audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

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

Beginning January 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position (“FSP”) 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities. As of January 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material. Under FSP 157-2, the Company will be required to apply FAS 157 to its nonfinancial assets and liabilities beginning January 1, 2009. Management is currently reviewing the applicability of FAS 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its consolidated statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. The provisions of SAB 108 become effective as of the end of the 2007 fiscal year. SAB 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with FAS No. 154, Accounting Changes and Error Corrections. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material effect on the Company's reported financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS 159 apply only to entities that elect the fair value option. However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer (our president) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

A Statement of Claim on February 1, 2007 has been filed against our company by Mintz & Partners LLP for the amount of $103,248. Our company is disputing this amount and plans to defend itself and counter claiming against Mintz. Our company and Mintz are in a settlement discussion. Proceedings have being requested to be held in the City of Toronto, in the Province of Ontario at the Ontario Superior Court of Justice.

Item 1A. Risk Factors

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the Financial Industry Regulatory Authority, or FINRA’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 3, 2008 we engaged new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to Danziger Hochman Partners LLP Licensed Public Accountants, an independent firm of Certified Public Accounts.

On March 31, 2008, our independent auditors Gregory J. Barber CPA. P.C. informed us that they could no longer conduct the December 31, 2007 year end audit because of staffing issues.

During our most recent fiscal year, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Gregory J. Barber CPA. P.C, who were appointed on July 26, 2006, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Gregory J. Barber CPA. P.C, for the last fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals, except that Gregory J. Barber CPA. P.C expressed in their report substantial doubt about our ability to continue as a going concern.

We have engaged the firm of Danziger Hochman Partners LLP, as of April 3, 2008. Danziger Hochman Partners LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.	Articles of Incorporation and By-laws:

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.2	Restated Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on March 27, 2002).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on January 31, 2005. (Incorporated by reference from our Current Report on Form 8-K, filed on February 1, 2005).

Exhibit	Description

3.5	Certificate of Amendment filed with the Nevada Secretary of State on March 21, 2005 (Incorporated by reference from our Current Report on Form 8-K, filed on March 31, 2005).

10.	Material Contracts

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

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.
(Registrant)

Dated: May 20, 2008	/s/ Barry Lamperd
Barry Lamperd
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)