Form 10-Q
period 2008-06-30
LAMPERD LESS LETHAL INC
filed 2008-08-14
CIK 1169394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________ to ___________

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

60,009,843 common shares issued and outstanding as of August 12, ,2008

PART I

Item 1. Financial Statements

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Canadian Funds)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Accounts receivable	$62,368	$23,580
Inventories	108,919	131,900
Sundry	662	1,512
Total Current Assets	171,949	156,992

Property and equipment– net	214,521	241,657
Intangible assets	24,297	27,625
TOTAL ASSETS	$410,767	$426,274

LIABILITIES
Current Liabilities
Bank indebtedness	$9,601	$7,410
Accounts payable	252,065	216,203
Accrued liabilities	152,511	252,274
Due to shareholders, directors, officers and employees	511,162	289,382
TOTAL LIABILITIES	925,339	765,269

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common Stock
Authorized 1,000,000,000 common stock, US dollar
$0.001 par value
Issued and outstanding 60,009,843 common stock
at June 30, 2008 (December 31, 2007 – 59,871,043)	72,226	72,087
Additional paid-in capital	2,795,308	2,778,567
Accumulated Deficit and Comprehensive Loss	(3,382,106)	(3,189,649)
Total Stockholders’ Equity (Deficiency)	(514,572)	(338,995)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIENCY)	$410,767	$426,274

GOING CONCERN
CONTINGENCIES AND COMMITMENTS

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(Canadian Funds)

	Number of	Par value	Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Shares	Capital	Deficit	Equity
Balance December 31, 2006	53,820,158	$65,947	$2,331,588	$(2,396,786)	$749
Issuance of common shares	6,050,885	6,140	344,091	-	350,231
Net loss for the year	-	-	-	(792,863)	(792,863)
Share-based compensation costs	-	-	102,888	-	102,888
Balance December 31, 2007	59,871,043	$72,087	$2,778,567	$(3,189,649)	$(338,995)
Net loss for the quarter	-	-	-	(135,531)	(135,531)
Share-based compensation costs	-	-	4,905	-	4,905
Balance March 31, 2008	59,871,043	$72,087	$2,783,472	$(3,325,180)	$(469,621)
Net loss for the quarter	-	-	-	(56,926)	(56,926)
Share-based compensation costs	-	-	4,905	-	4,905
Issuance of common shares	138,800	139	6,931	-	7,070
Balance June 30, 2008	60,009,843	72,226	2,795,308	(3,382,106)	(514,572)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Canadian Funds)
(Unaudited)

	Three-Month	Three-Month	Six-Month	Six-Month
	Period Ending	Period Ending	Period Ending	Period Ending
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUE	$123,216	$34,005	$181,089	$78,830

COST OF GOODS SOLD	66,929	39,042	108,196	74,750
GROSS MARGIN	56,287	(5,037)	72,893	4,080

EXPENSES
Selling and General Administration	89,986	148,131	216,009	395,008
Research and Development	-	9,001	-	11,254
Interest – loans and advances	7,047	5,266	14,093	8,638
Interest – other	2,222	666	4,784	727
Depreciation and Amortization	13,958	13,688	30,464	24,299
TOTAL EXPENSES	113,213	176,752	265,350	439,926

NET LOSS	$(56,926)	$(181,789)	$(192,457)	$(435,846)

LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHT AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
	59,872,568	54,750,007	59,871,806	54,289,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAMPERD LESS LETHAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Canadian Funds)
(Unaudited)

	Six-Month	Six-Month
	Period Ended	Period Ended
	June 30, 2008	June 30, 2007

CASH FLOWS PROVIDED BY (USED IN):
OPERATING ACTIVITIES
Net loss	$(192,457)	$(435,846)
Depreciation and amortization	30,464	24,299
Stock-based compensation	9,810	-
Net changes in non-cash operating assets and liabilities:
Accounts receivable	(38,788)	41,447
Inventories	22,981	(18,603)
Sundry	850	(2,799)
Accounts payable and accrued liabilities	104,947	145,447
Net cash used in operating activities	(62,191)	(246,055)

INVESTING ACTIVITIES
Additions to equipment	-	(36,683)
Net cash used in investing activities	-	(36,683)

FINANCING ACTIVITIES
Borrowings under bank indebtedness - net	2,191	-
Proceeds from issuance of common stock	-	86,468
Net proceeds from promissory notes and advances	60,000	207,383
Net cash provided by financing activities	62,191	293,851

INCREASE IN CASH AND CASH EQUIVALENTS	-	11,113
CASH AND CASH EQUIVALENTS, beginning of period	-	1,443
CASH AND CASH EQUIVALENTS, end of period	$-	$12,556

Supplemental financial information:
Shares issued on settlement of liabilities	$7,070	$83,843
Income taxes paid	$-	$-
Interest paid	$4,784	$726

The accompanying notes are an integral part of these condensed consolidated financial statements.

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
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

Products: The Company is a developer and manufacturer of civil defence products that are designed as less lethal alternatives to conventional weapons. The products include weapon systems and munitions that are designed to incapacitate (as opposed to kill) opponents, and at the same time, ensure the safety of the personnel using the products. In addition, the Company also manufactures shields, service equipment, training gear and accessories. The products are primarily designed for the use by military and law enforcement organizations. The Company also provides less lethal training to police, military and private sector security personnel.

Going concern: The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with United States Generally Accepted Accounting Principles that are applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has sustained operating losses in the first and second quarters of 2008 and in each of the three preceding years, and has a working capital deficiency of $753,390 and an accumulated deficit of $3,382,106 at June 30, 2008. The Company’s ability to realize its assets and discharge its liabilities depends on its continued ability to raise additional debt or equity and to reach a profitable level of operations, the outcomes of which cannot be determined at this time. The use of United States Generally Accepted Accounting Principles that are applicable to a going concern, therefore, may not be appropriate. These condensed consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared by management in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the annual consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

Consolidation: The accompanying condensed consolidated financial statements of the Company include the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiary, 1476246 Ontario Limited. All material inter-company transactions have been eliminated.

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents: Cash and cash equivalents include cash and all highly liquid investments purchased with original maturities of three months or less at the date of purchase. At June 30, 2008 and December 31, 2007, the Company had no cash equivalents.

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

Allowance for doubtful accounts: The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of its customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts amounted to $1,760 at June 30, 2008 and December 31, 2007.

Property and equipment: Property and equipment are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations when incurred, while additions and betterments are capitalized. The Company depreciates the costs of these assets over their estimated useful lives. When assets are retired or disposed, the asset’s original cost and related accumulated depreciation are eliminated from the accounts and any gain or loss is reflected in income. Depreciation and amortization are generally provided on the straight-line method over the estimated useful lives of the assets as follows:

Office, protective and demonstration and computer equipment	4 years
Manufacturing equipment	10 years
Leasehold improvements	over the term of the lease

Intangibles: The Company’s intangible assets comprise a license, trademarks and patents which are accounted for at cost. The license is amortized straight-line over 17 years which is the life of the agreement, and the trademarks and patents are amortized straight-line over 5 years. Should the Company determine that there is permanent impairment in the value of the unamortized portion of an intangible asset, an appropriate amount of the unamortized balance of the intangible asset would be charged to income at that time

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
(Unaudited)

Impairment of long-lived assets and long-lived assets to be disposed of: In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell.

Advertising expenses: These costs are charged to expense in the period in which they are incurred. Advertising expenses for the six-month period ended June 30, 2008 amounted to $18,595 (six months ended June 30, 2007 - $2,580).

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
June 30, 2008
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments: The Company’s financial instruments comprise cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities, promissory notes and other amounts due to shareholders, directors, officers and employees. The fair value of the Company’s financial instruments approximates their carrying value due to the short maturity of these instruments.

Earnings (loss) per common share: The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. The standard requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the reporting period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of convertible debt, stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All potentially dilutive securities have been excluded from the computation of loss per share in the accompanying consolidated financial statements for the periods presented as the effect would have been antidilutive.

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

Comprehensive income (loss): The Company has adopted SFAS No. 130, Reporting Comprehensive Income (“FAS No. 130”), which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) is displayed in the accompanying condensed consolidated statements of stockholders' deficiency and balance sheet as a component of shareholders' deficiency. To the date of June 30, 2008 there were no transactions affecting other comprehensive income (loss).

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Comparative figures: Certain comparative figures have been restated to conform to the basis of presentation adopted for the current period.

Recent accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires issuers to recognize the benefit of a tax position if that position is more likely than not of being sustained on a tax audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement has not had a material effect on the Company's reported financial position or results of operations.

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

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
(Unaudited)

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
June 30, 2008
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued):

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement. FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interest. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented. Early adoption is prohibited. The Company currently has no entities or arrangements that will be affected by the adoption of FAS 160. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently has no entities or arrangements that will be affected by the adoption of FAS 161. However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

3.	INVENTORIES

	June 30, 2008	December 31, 2007
Raw materials	$72,332	$82,849
Work in process	16,891	27,519
Finished goods	19,696	21,532
	$108,919	$131,900

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
(Unaudited)

4.	PROPERTY AND EQUIPMENT

	June 30, 2008	December 31, 2007
Office equipment	$23,547	$23,547
Manufacturing equipment	218,508	218,508
Protective and demonstration equipment	78,046	78,046
Computer equipment	9,565	9,565
Leasehold improvements	24,577	24,577
	354,243	354,243
Accumulated depreciation	139,722	112,586
	$214,521	$241,657

5.	INTANGIBLE ASSETS

	June 30, 2008			December 31, 2007
	Cost	Accumulated	Net	Cost	Accumulated	Net
		Amortization			Amortization
License agreement	$22,122	$4,555	$17,567	$22,122	$3,904	$18,218
Trademarks	822	379	443	822	307	515
Patents	16,607	10,320	6,287	16,607	7,715	8,892
	$39,551	$15,254	$24,297	$39,551	$11,926	$27,625

6.	ACCRUED LIABILITIES

June 30, 2008		December 31, 2007
Customer payments received in advance	$7,465	$23,123
Legal and accounting	83,960	176,245
Interest	41,586	27,009
Royalties	10,000	5,000
Other	9,500	20,897

	$152,511	$252,274

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
(Unaudited)

7.	CONTINGENCIES AND COMMITMENTS

(a) Litigation: An action was commenced against the Company for costs relating to professional services of approximately $130,000, including interest. The Company is disputing the original amount of the claim ($113,937) and all interest. Included as a component of accrued liabilities in the accompanying condensed consolidated financial statements is an amount of $73,452 at June 30, 2008 (December 31, 2007 - $113,937). In the six-month period ended June 30, 2008 the Company paid the claimant $40,485 cash. Management’s intention is to vigorously contest the balance.

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

Included as a component of accrued liabilities in the accompanying condensed consolidated financial statements are amounts totaling $10,000 at June 30, 2008 (December 31, 2007 - $5,000).

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
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

The Company cancelled its product liability insurance coverage during fiscal 2006 and then again in 2007. This coverage has not been reinstated. The Company cannot provide assurances that resources will be available in the foreseeable future to reinstate product liability insurance coverage or, failing that, that adequate resources will be available to cover any potential product liability litigation or claims should any arise.

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

During the six-month period ended June 30, 2008, three customers accounted for approximately 89% of the Company’s gross sales (June 30, 2007 – two; 80%).

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
(Unaudited)

8.	FINANCIAL INSTRUMENTS

Credit risk: The Company is engaged in the sale of “less lethal” products, other protective gear, and accessories typically to a small number of major customers, although the composition of this group of customers changes from year to year. Concentration of credit risk may arise from exposures to a single debtor or to a group of debtors having similar characteristics such that their ability to meet their current obligations is expected to be affected similarly by changes in economic or other conditions. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral. At June 30, 2008, 65% of total accounts receivable was due from one customer (December 31, 2007 - 34%; one).

Currency risk: The Company is subject to currency risk through its activities in the United States. Unfavourable changes in the exchange rate may affect the operating results of the Company. At June 30, 2008 the Company had United States dollar accounts receivable of $7,341 (December 31, 2007 - $6,462) and $33,151 of United States dollar accounts payable and accrued liabilities (2007 - $20,707). The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, depending upon the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at June 30, 2008 or December 31, 2007.

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

(i)

A company controlled by a director and vice president of the Company is a subcontractor of parts for certain of the Company’s products. The Company purchased from this corporation $0 during the six-month period ended June 30, 2008 (2007 - $2,120) for the manufacturing of various components and purchases for the Company. At June 30, 2008 and December 31, 2007, $6,327 was outstanding to this company and is included as a component of due to shareholders, directors, officers and employees in the accompanying condensed consolidated financial statements.

(ii)

As discussed in note 7(d) to the accompanying condensed consolidated financial statements, the Company rents its premises from a corporation controlled by a director and vice president of the Company. Total rent expense incurred to this corporation in the six-month periods ended June 30, 2008 and 2007 was $44,400. Rent for the six-month period ended June 30, 2008 has not been paid and is included in due to shareholders, officers, directors and employees in the accompanying condensed consolidated financial statements (Note 10 (ix)). Rent for 2007 was satisfied by the issuance of stock in the Company.

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
(Unaudited)

9.	RELATED PARTY TRANSACTIONS (continued)

(iii)

The Company received legal services from a shareholder in the amount of $18,500 during the 2007 fiscal year, (2008 - $0) of which $9,500 is outstanding and is included as a component of due to shareholders, officers and employees in the accompanying condensed consolidated financial statements(Note10(ix)).

10.	DUE TO SHAREHOLDERS, OFFICERS, DIRECTORS AND EMPLOYEES

		June 30,	Dec 31,
		2008	2007
(i)	Promissory notes due to shareholders, unsecured, bearing interest at 15% per annum, due December 2007. The notes contain a penalty provision on failure to pay at the maturity date of 2% on the unpaid balance.	$50,000	$50,000
(ii)	Promissory notes due to a shareholder, unsecured, bearing interest at 15% per annum, and are repayable April 2008. The note contains a penalty provision on failure to pay at the maturity date of 2% on the unpaid balance.	30,000	30,000
(iii)	Demand promissory note with a principal of $50,000 due to a shareholder, bearing interest at 8% per annum and secured by a General Security Agreement over all assets of the Company. This note bore a lender’s fee of $6,000, which was expensed during 2007, resulting in net proceeds to the Company of $44,000. The interest rate increased to 12% on January 1, 2008, plus an additional $2,000 lender’s fee, on any unpaid balance. The Company repaid $25,000 of the loan during fiscal 2007.	25,000	25,000
(iv)	Promissory notes due to shareholders, unsecured, bearing interest at 15% per annum, repayable as to principal and interest on April 11, 2008.	20,000	20,000
(v)	Demand promissory note with a principal of $80,000 due to a director, bearing interest at 10% per annum. Principal payments were due in monthly instalments commencing June 30, 2007 of not less than $750. This note bore a lender’s fee of $5,000, which was expensed during 2007, resulting in net proceeds to the Company of $75,000. No principal payments have been made to date.	80,000	80,000
(vi)	Promissory note to shareholder, bearing interest at 12% per annum and due April 2009.	2,000	2,000
(vii)	Promissory note to a company controlled by a shareholder of the Company, bearing interest at 15% per annum, due March 2009.	20,000	-
(viii)	Promissory note due to a company controlled by a shareholder of the Company, bearing interest at 12% per annum, due upon payment of certain receipts from customers.	40,000	-
(ix)	The Company is indebted to certain employees, directors and shareholders for services, salaries, rent, consulting fees and for amounts advanced to the Company. These amounts are non-interest bearing and are repayable on demand.	244,162	82,382

		$511,162	289,382

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
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

The following SOP table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued as of June 30, 2008:

	Number of	Weighted Average
	Options	Exercise Price US
		dollars
January 1, 2007	200,000	0.10
Granted – June 2007	650,000	0.08
July 2007	250,000	0.10
December 2007	500,000	0.04
June 30, 2008	14,514	0.05
June 30, 2008	1,614,514	$0.07

Options Outstanding and Exercisable at June 30, 2008:

Options Outstanding			Options Exercisable
Range of
Exercise			Exercise		Exercise
Prices – US			Price – US		Price -
dollars	Shares	Expiry date	dollars	Shares	US dollars

$ 0.04	500,000	Dec. 2012	$0.04	250,000	$0.04
0.10	250,000	July 2012	0.10	187,500	0.10
0.05	14,514	June 2011	0.05	14,514	0.05
0.08	650,000	June 2012	0.08	650,000	0.08
0.10	100,000	Nov. 2008	0.10	66,667	0.10
0.10	100,000	Dec. 2013	0.10	66,667	0.10
	1,614,514		$0.07	1,235,348	$0.08

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
(Unaudited)

11.	STOCK INCENTIVE PLAN (continued)

The fair value of the options has been estimated using the Black-Scholes pricing option model. The assumptions used for the valuation of the options were: dividend yield – 0%; expected volatility – 144%; risk-free interest rate - 4.1%; and an expected life of 5 -7 years. Total stock-based compensation costs for the six-month period ended June 30, 2008 amounted to $9,810 (June 30, 2007 - $0).

12.	CAPITAL STOCK

Transactions during the year in the Company’s capital stock are as follows:

	Number of	Par value	Additional paid-in
Date	shares issued	common shares	capital
Balance – January 1, 2007	53,820,158	$65,947	$2,331,588
March 31, 2007 (i)	422,982	488	53,233
May 1, 2007 (ii)	750,000	750	85,718
June 30, 2007 (iii)	374,900	399	29,523
December 31, 2007 (iv)	3,077,528	3,078	120,023
December 31, 2007 (v)	250,000	250	9,750
December 31, 2007 (vi)	250,000	250	9,750
December 31, 2007 (vii)	925,475	925	36,094
2007 stock-based compensation	0	0	102,888
Balance – December 31, 2007	59,871,043	$72,087	$2,778,567
2008 stock-based compensation	0	0	9,810
June 30, 2008 (viii)	138,800	139	6,931
Balance – June 30, 2008	60,009,843	$72,226	$2,795,308

(i)	Shares issued to a corporation owned by a director of the Company in lieu of repayment of loans outstanding at March 31, 2007.

LAMPERD LESS LETHAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Canadian Funds)
June 30, 2008
(Unaudited)

12.	CAPITAL STOCK (continued)

(ii)

Issued in a private placement offering at US $0.10 a unit which included common stock purchase warrants entitling the holder to acquire up to 1,000,000 common shares in the company at US $0.08 per share, expiring April 30, 2010.

	(iii)	Shares issued to a corporation owned by a director of the Company in lieu of repayment of loans outstanding at June 30, 2007.

	(iv)	Shares issued to a corporation owned by a director of the Company in lieu of payment for services rendered to the Company during 2007.

	(v)	Shares issued to an employee of the Company as an incentive bonus.

	(vi)	Shares issued to a consultant in lieu of payment for services rendered to the Company during 2007.

	(vii)	Shares issued to the president of the Company in lieu of payment for services rendered during 2007.

	(viii)	Shares issued to a consultant in lieu of payment for services rendered to the Company during 2008.

13.	WARRANTS

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

At June 30, 2008 the Company had cumulative net tax operating loss carry-forwards of approximately $2.9 million (December 31, 2007 - $2.8 million) with respect to its Canadian subsidiary and $104,000 (December 31, 2007 - $104,000) in the United States for the parent. With respect to the Canadian amount, $155,000 will expire in 2028; $634,000 in 2027; $800,000 in 2026; and, $1,328,000 in 2015. The US net operating loss expires in 2021 through 2024. The provisions of Internal Revenue Code Section 382 will apply to the use of the US net operating losses originated before 2005.

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

Corporate History

We were incorporated under the laws of the State of Nevada under the name “Sinewire Networks Inc.” on October 4, 2001. On March 21, 2005, we changed our name to “Lamperd Less Lethal Inc.” The name change was recorded by the Secretary of State of the State of Nevada on March 21, 2005, and took effect with the Over-the-Counter Bulletin Board at the opening for trading on March 31, 2005 under our new stock symbol “LLLI”.

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

On May 1, 2008, we entered into an exclusive agreement and collaboration with FN Herstal, of Belgium. Under the agreement, FN Herstal has agreed to showcase their FN 303 Launcher on our Firearms Training System simulator. FN Herstal will also employ the Firearms Training System simulator to market and demo their FN 303 Launcher and reference our company for promotional purposes.

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

WASP Composite Rounds

The WASP round is our most technologically advanced product. The round consists of a projectile made from a rubber composite material that does not harden in colder climates and possesses energy dissipation attributes, resulting in a safer and more accurate projectile. The composite material allows it to be used in temperatures ranging from minus 50 degrees Celsius to 100 degrees Celsius. The chemical composition of the projectile dissipates energy upon impact, thus inflicting a level of force that is sufficient to temporarily incapacitate but not kill the intended opponent. The projectile is patent pending in Canada and the United States. The projectile was developed in partnership with the University of Western Ontario. The University of Western Ontario granted us an exclusive world-wide license to the technology pursuant to a license agreement dated January 30, 2005. The license agreement is effective for the term the patent rights are protected, subject to certain conditions. In consideration for the grant of license, we’ve agreed to pay all out-of-pocket expenses incurred by the University of Western Ontario, assume responsibility for future patent prosecution and rights and pay the University a royalty commencing on April 1, 2006 of three percent of revenue directly attributable to the projectile. The royalty is subject to minimum royalty obligations of $5,000 per year for each of the second and third years following the entry into the license agreement, $10,000 per year for the fourth to sixth years, and $20,000 thereafter. Our Company has accrued $5,000 as of June 30, 2008 in connection with the 2008 royalty obligation.

Sock Rounds

The sock round fires a pouch or “beanbag” projectile filled with lead pellets or iron powder depending on the environmental requirements. Each sock round contains a proprietary “tail” attached to the end of the round which stabilizes the round for increased accuracy. The composition of the projectile allows for the dissipation of energy upon impact which reduces the chances of injury of the intended target. The projectile is intended to be aimed at the abdomen and hits the intended target with sufficient force to knock the opponent down, but generally not enough to cause permanent injury.

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

Plan of Operation and Cash Requirements

Results of Operations

Three month Summary ending June 30, 2008 and 2007

	Three Months Ended
	June 30
	2008	2007
Revenue	$123,216	$34,005
Selling and General Administration	$89,986	$148,131
Research and Development	-	9,001
Interest Expense	$9,269	$5,932
Depreciation and Amortization	13,958	13,688
Net Profit / Loss	$(56,926)	$(181,789)

Revenue

During the three month period ended June 30, 2008 we earned revenues of $123,216. Since inception, we have earned revenues of $1,128,083. Our revenue increased by 262% during the three month period ended June 30, 2008 compared to the same period in 2007 due to increase sales with our FTS system and large Military order from R. Nicholls.

Expenses

Our operating expenses for the three month periods ended June 30, 2008 and June 30, 2007 are outlined in the table below:

	Three Months Ended
	June 30
	2008	2007
Selling General and Administrative	$89,986	$148,131
Research and Development	$-	$9,001
Interest loans and Advances	$7,047	$5,266
Interest Other	$2,222	$666
Depreciation and Amortization	$13,958	$13,688

Operating expenses for the three months ended June 30, 2008 of $113,213 decreased by 36% as compared to the comparative period in 2007 primarily as a result of lower salaries and consulting cost-savings measures and lower professional fees.

Six month Summary ending June 30, 2008 and 2007

	Six Months Ended
	June 30
	2008	2007
Revenue	$181,089	$78,830
Selling and General Administration	$216,009	$395,008
Research and Development	-	11,254
Interest Expense	$18,877	$9,365
Depreciation and Amortization	30,464	24,299
Net Profit / Loss	$(192,457)	$(435,846)

Revenue

During the six months June 30, 2008 we earned revenues of $181,089. Since inception, we have earned revenues of $1,128,083. Our revenue increased by 130% during the six month period ended June 30, 2008 compared to the same period in 2007 due to increase sales with our FTS system and large Military order from R. Nicholls.

Expenses

Our operating expenses for the three month periods ended June 30, 2008 and June 30, 2007 are outlined in the table below:

	Six Months Ended
	June 30
	2008	2007
Selling General and Administrative	$216,009	$395,008
Research and Development	$-	$11,254
Interest loans and Advances	$14,093	$8,638
Interest Other	$4,784	$727
Depreciation and Amortization	$30,464	$24,299

Operating expenses for the six months ended June 30, 2008 of $265,350 decreased by 39% as compared to the comparative period in 2007 primarily as a result of lower salaries and consulting cost-savings measures and lower professional fees.

Equity Compensation

During the six months ended June 30, 2008, 14,514 stock options were awarded and 138,800 common shares were issued to two consultants for service rendered.

Liquidity and Financial Condition

Working Capital			Percentage
	At June 30, 2008	At Dec 31, 2007	Increase/ Decrease
Current Assets	$171,949	$156,992	9.53%
Current Liabilities	$925,339	$765,269	20.92%
Working Capital	$(753,390)	$(608,277)	23.86%

Cash Flows
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
Net Cash Flows from Operating Activities	$(62,191)	$(246,055)
Net Cash Flows from Investing Activities	$-	$(36,683)
Net Cash Flows from Financing Activities	$62,191	$293,851
Increase (Decrease) in Cash During the Period	$-	$11,113

There was an increase of $2,191 in bank indebtedness for the six months ended June 30, 2008 compared with an increase in cash of $11,113 for the six months ended June 30, 2007 which was largely due to the decrease in promissory note proceeds.

In the next twelve months we anticipate spending $200,000 on management consulting and $750,000 on general and administrative. Our cash on hand at June 30, 2008 was $Nil. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Cash Requirements

We anticipate that we will expend approximately $960,000 during the twelve-month period ending June 30, 2009 to fund our operations. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2009

Operating Expenses
Management and Consulting	$200,000
General and Administrative	750,000
Total Operating Expenses	$950,000
Capital Expenditures	$10,000

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

Contractual Obligations

All contractual obligations have been disclosed in the Financial Statement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires issuers to recognize the benefit of a tax position if that position is more likely than not of being sustained on a tax audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement has not had a material effect on our company's reported financial position or results of operations.

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

Beginning January 1, 2008, we partially applied FAS 157 as allowed by FASB Staff Position (“FSP”) 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities. As of January 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material. Under FSP 157-2, the Company will be required to apply FAS 157 to its nonfinancial assets and liabilities beginning January 1, 2009. Management is currently reviewing the applicability of FAS 157 to our nonfinancial assets and liabilities and the potential impact that application will have on its consolidated statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. The provisions of SAB 108 become effective as of the end of the 2007 fiscal year. SAB 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with FAS No. 154, Accounting Changes and Error Corrections. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material effect on our reported financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of FAS 159 apply only to entities that elect the fair value option. However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. The adoption of this statement has not had a material effect on our reported financial position or results of operations.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“FAS 141R”), replacing FAS 141, Business Combinations (“FAS 141”). This statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 termed the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement clarifies that acquirers are required to expense costs related to any acquisitions. FAS 141R will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Early adoption is prohibited. We have not yet evaluated the impact, if any, that FAS 141R will have on its financial statements. Determination of the ultimate effect of this statement will depend on the our structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. FAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented. Early adoption is prohibited. We currently have no entities or arrangements that will be affected by the adoption of FAS 160. However, determination of the ultimate effect of this pronouncement will depend on our structure at the date of adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We currently have no entities or arrangements that will be affected by the adoption of FAS 161. However, determination of the ultimate effect of this pronouncement will depend on our structure at the date of adoption.

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

As of June 30, 2008, the end of the six month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

A Statement of Claim on February 1, 2007 has been filed against our company by Mintz & Partners LLP for the amount of $103,248. In the first six months period ended June 30, 2008 the Company paid the claimant $40,485 cash, which Management believes to be the fair value of the claim. Management is contesting the remainder of the claim. Proceedings have being requested to be held in the City of Toronto, in the Province of Ontario at the Ontario Superior Court of Justice.

Item 1A. Risk Factors

Risks Related To Our Business

We operate in a highly-competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Management is aware of similar products which compete directly with our products and some of the companies developing these products have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop products superior to those of our company. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our product line from those of our competitors and build our distribution network. To achieve this we may have to substantially increase marketing and research and development in order to compete effectively. Such competition will potentially affect our chances of achieving profitability, and ultimately adversely affect our ability to continue as a going concern. Due to minimal revenue and lack of cash flow we cancelled the product liability insurance policy in July of 2006. We have subsequently reinstated our product liability insurance on May 1, 2007. On July 26, 2007, we cancelled our product liability coverage. We cannot make assurances that resources will be available in the foreseeable future to cover any potential product liability litigation or claims should any arise during the period that our company was self-insured.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 3, 2008 we engaged new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to Danziger Hochman Partners LLP Licensed Public Accountants, an independent firm of Chartered Accountants..

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

10.7	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and Dominic DiCarlo (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.8	Consulting Agreement dated April 23, 2005 between 1476246 Ontario Limited and 1476232 Ontario Limited (incorporated by reference from our Current Report on Form 8-K, filed on May 13, 2005).

10.9	Letter of Intent dated May 18, 2005 between Lamperd Less Lethal Inc. and Taylor’s & Co. Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 27, 2005).

10.10	Geographic Exclusive Commissioned Sales Agent Agreement dated as of August 2, 2005 (incorporated by reference from our Current Report on Form 8-K filed on August 8, 2005).

10.11	Agreement with FN Herstal entered into on May 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on June 4, 2008).

21.	Subsidiaries of the Small Business Issuer

21.1	1476246 Ontario Limited

14.	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB, filed on March 30, 2004).

31.	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.

32.	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Barry Lamperd.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMPERD LESS LETHAL INC.
(Registrant)

Dated: August 13, 2008	/s/ Barry Lamperd
Barry Lamperd
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)